Form 10KSB
period 1996-03-31
TIMELINE INC
filed 1996-06-21
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from __________ to __________

                         Commission File Number 1-13524

                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)

                          WASHINGTON                                                   91-1590734
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                        3055 112TH AVENUE N.E., STE. 106
                               BELLEVUE, WA 98004
                    (Address of principal executive offices)
                                 (206) 822-3140
                           (Issuer's telephone number)

Securities registered under Section 12(b)
  of the Exchange Act:                        COMMON STOCK, $.01 PAR VALUE
                                              WARRANTS TO PURCHASE COMMON STOCK

Securities registered under Section 12(g)
  of the Exchange Act:                        (none)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $5,047,277.

As of June 11, 1996, 3,136,106 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $15,278,073 based on the average of the bid ($7.00) and ask ($7.25) prices on that date of $7.125.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Issuer's registration statement on Form SB-2, as amended and declared effective on January 18, 1995 (No. 33-85320) (the "Form SB-2"); (2) final prospectus dated January 18, 1995 and filed with the Commission pursuant to Rule 424(b) (the "Prospectus"); and (3) Proxy Statement relating to its July 15, 1996 Annual Meeting of Shareholders and to be filed with the Commission on or about the date hereof (the "Proxy Statement").

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---
================================================================================
This filing consists of 28 pages.  There are no exhibits.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

Further information in satisfaction of Item 1 of Form 10-KSB is incorporated herein by reference to the sections of the Prospectus under the captions "Prospectus Summary," "Risk Factors," and "Business." In addition, in further satisfaction of Item 1 of Form 10-KSB and in satisfaction of the requirements of Rule 14a-3(b), the following information is provided as to the business of the Registrant.

OVERVIEW

         The Company develops, markets and supports enterprise-wide financial management and reporting software. Timeline's software products automatically access and distribute business information with full accounting control. Although the Company has products which permit the processing of transactions, Timeline's marketing and development strategy is focused on products which report accounting data in meaningful and flexible formats. These reporting products allow end users to gather and disseminate business information throughout the enterprise while the enterprise maintains maximum flexibility in determining the types of transaction processing systems it will use.

         It has been estimated that 40% of the financial analysis and management reporting done in businesses today is accomplished through keying data from paper or fixed reports into spreadsheets. This reflects a desire to have data reside in a user friendly environment, such as Microsoft(R) Office, where the information is then available for automated inclusion in word processing documents, forwarding and distribution through electronic mail, manipulation in spreadsheets, etc. Electronic data residing in common desktop environments is also capable of distribution through the Internet.

         Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While Timeline products can present information in formatted reports, the Company's technology also permits the distribution of an actual database of information to the end user's personal computer. These databases are built through selective criteria which limit data transfer to only that data relevant to each particular end user. This allows for the distribution of manageable packets over networks or the Internet and maintain corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end user. The end user may then view the data through standard corporate reports or through his or her library of customized personal reports. Additionally, the data resides in Microsoft Office, which makes it automatically available for use in Microsoft Excel spreadsheets and all other Microsoft Office tools.

         Timeline believes that its proprietary technology, designed to allow the enterprise to avoid time-consuming, error-prone and costly keying of data, distinguishes Timeline's products from other vendors of reporting software. The data resident at the desktop is as valid as the data in the underlying accounting system. Moreover, the type of underlying accounting system, and the platform on which it resides, is immaterial. While many enterprises are migrating accounting functions from larger mainframe- and minicomputer-based systems to client/server systems, others have elected to retain their existing, or "legacy." accounting systems. Timeline's business strategy is focused on meeting the financial management needs of both types of enterprise by providing products that accept and report on data from both legacy and newer systems.

         In May 1994, following 17 years of marketing products designed solely for use in the Digital Equipment Corporation ("Digital") mainframe and minicomputer environment, the Company introduced its first client/server product, Open General Ledger(TM) ("OGL(TM)"). OGL(TM) incorporates technology designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft Corporation ("Microsoft") client/server environment, and to process transactions within the Microsoft operating system. Refinements to this technology have resulted in the Company's new MetaView product line, which emphasizes financial reporting and management functions, rather than transaction processing, and enables the user to duplicate data directly from legacy and client server systems.

         The Company's technological direction has remained consistent. However, its marketing message has become more refined, precipitated in part by Microsoft's product strategy (see "Microsoft Alliance" below). Although the Company's client/server product line includes both transaction processing and reporting functions, Timeline's marketing and technological focus have evolved from accounting transaction processing systems to financial and management information products.

         The Company's strategy is not designed to oppose the interests of those clients who have previously licensed OGL(TM). It became apparent to the Company that virtually all licensees of OGL(TM) use the product in conjunction with, not in place of, existing general ledgers. Because OGL(TM) was marketed to large enterprises, the sheer volume of transactions being processed from feeder systems (accounts payable, accounts receivable, etc.), was more efficiently handled on existing large computers. The functions of OGL(TM) utilized in practice are its connectivity to multiple systems, its ability to distribute data to the desktop, and its complex reporting architecture for consolidations, allocations, budgeting and multiple foreign currency conversions.

         All of the functions listed above are available in the Company's MetaView products. By eliminating pure transaction processing, these new product offerings efficiently serve to complement existing systems by handling one or more of these more complex issues. The MetaView products are designed to extend the life of the existing systems, allow the purchase of less expensive new systems, and deliver data for reporting and analysis throughout the enterprise. The Company believes MetaView products can complement other vendors' products by adding functionality to eliminate competitive disadvantages in their products. As such, it is anticipated vendors of accounting modules are candidates to bundle or distribute MetaView products in conjunction with their accounting systems.

         Management believes the market potential of focusing on distributing business information through its MetaView products greatly exceeds that available in accounting transaction processing. A more narrow focus allows the Company to more quickly train its expanding sales force, expedite its research and development efforts, and generally be more efficient. Furthermore, management perceives actively licensing OGL(TM) as a general ledger would put the Company in competition with the same vendors with whom the Company is pursuing marketing alliances.

         It follows that the importance of the Company's joint product development agreement with Collier Jackson, Inc. covering accounts payable and accounts receivable modules has diminished. These products, along with OGL(TM), will currently only be available through technology licensing to other vendors. Furthermore, another alliance partner, Centre-file, Ltd, has been offered for sale by its parent, National Westminister Bank. While the Company continues to build products capable of incorporating workflow technology, it currently is not actively marketing Centre-file's workflow products. Until ownership and market strategy of Centre-file, Ltd., is determined, the Company will continue this strategy. Nevertheless, the Company believes its technology has greatly benefited from the Centre-file association. Many workflow features are present in Timeline's new filtering technology (see below).

         At May 31, 1996, Timeline employed 73 full time employees and four consultants in the United States, and four full-time employees and one consultant in its subsidiary Timeline Europe Ltd., located in the United Kingdom.

TECHNOLOGY BACKGROUND

         The last decade brought significant new developments in computing. First was the market acceptance of graphical user interface operating systems on the desktop, the most prolific being Microsoft Windows(TM). The ease of use associated with intuitive point-and-click functionality is generally believed to increase user productivity and satisfaction, reduce training costs and encourage nontechnical users to more fully utilize computing resources. The second development was the proliferation of personal desktop computers, which resulted from a many fold decrease in computing price/performance ratios combined with a dramatic increase in the power available on computing networks. Additional power on the desktop led to the introduction of suites of robust applications working together to create environments which greatly increase personal productivity, of which Microsoft Office is one. Finally, improvements in personal computing software brought to the desktop many attributes, such as concurrent task processing, file sharing and sophisticated local area network capacity, that were previously available only to mainframes and minicomputers. These enhancements have made desktop computers the preferred and most efficient work environment for users of business information.

         An impediment to the business use of suites of personal productivity systems on the desktop has been the inability of these newer systems to function together with the host-based systems such as mainframe accounting systems. Mainframes and minicomputers continue to serve as the nerve center of many enterprise-wide systems. Migrating from host-based to networked computing involves significant capital outlays and data loss risks. Moreover, enterprises have made substantial investments both in legacy systems and in the infrastructures required to utilize them. Legacy systems in many enterprises will continue to be able to handle large volumes of data for many years. For these reasons, many enterprises will retain their mainframe and minicomputer systems, and many others will migrate slowly. Regardless of the computing infrastructure of an enterprise, however, management perceives significant demand for server and desktop tools which allow for meaningful financial reporting and analysis drawing on data residing throughout the infrastructure.

         Timeline Technologies. Timeline's client/server software is designed to overlay an enterprise's entire computing infrastructure with a reporting engine which can accept and organize data, with full accounting controls, from both legacy systems and newer technologies. Timeline's proprietary "architecture," in conjunction with its proprietary "generation engine," is designed to accomplish this task. Compatibility with legacy systems allows the enterprise to preserve hardware and software investments or commence the transition to a client/server environment while providing enhanced reporting capabilities throughout the enterprise. The use of filtering technology not only automates the transfer of data from accounting and information systems into desktop databases, but can automatically rebuild such databases to reflect changes introduced in the underlying accounting structure. This eliminates costly dual maintenance of data structures between the legacy and the MetaView systems. The Company is not aware of any other product capable of automating the gathering of data from heterogeneous computing systems, selectively building multiple data sets in differing views and distributing them to the desktop.

         The following is a brief discussion of the Company's three primary proprietary technologies:

         - Timeline Architecture. Timeline's architecture, first introduced in OGL(TM), is a multi-dimensional data segmentation capacity which exceeds the capacity of all accounting data structures known to the Company. This capacity enables the Timeline reporting products to accept data from multiple transaction processing systems concurrently, to combine such data into a single database and to add reporting relationships not present in the source system.

         - Generation Engine. The Company's generation engine, also introduced in OGL(TM), enables Timeline products to automate the conversion of accounting data structures into Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. It is this technology which allows automated building of any number of databases for distribution throughout the organization.

         - Filter Technology. Timeline's filter technology was first introduced in its MetaView product line. Filtering allows the Timeline product to duplicate data directly from one or more transaction processing systems, and to feed the data to the generation engine to automatically build a new database resident in the Timeline architecture. The Timeline product is tied directly to the underlying systems. Changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are reflected in the next Timeline database in an automated manner. Prior technologies required substantial human intervention to manually extract and import data and to maintain the synchronization of the accounting and information systems.

A patent application is pending before the US Patent and Trademark Office on a portion of the technology discussed above.

MICROSOFT ALLIANCE

         The Company believes that the flexibility of its technology for building database structures in an automated manner will allow its products to adapt to data structures contained in many accounting products. Timeline licensed this technology to Microsoft pursuant to an agreement under which Timeline developed, on behalf of Microsoft, the Microsoft(R) Small Business Financial Manager (first introduced in February 1996 as Microsoft(R) Accounting Analysis Pack or MSAAP). Delivery under the agreement had a negative impact on short term operating results and a substantial portion of the Company's development personnel were engaged such that they were not available to improve and refine Timeline's own product offerings. Nevertheless, management believes there are significant long term benefits in empowering Microsoft to deliver this strategy and architecture in the low end accounting market. It is believed this is a strategic move which will enhance the Company's market penetration long term.

         Microsoft's product, scheduled for initial shipments in June, 1996, is specifically intended to provide the small office and home office user a reporting environment based in Microsoft Office on data drawn from accounting systems residing in other environments. This is consistent with the Company's approach with large organizations. One ramification of the relationship with Microsoft, and the main reason Timeline undertook the agreement, is Microsoft has the potential to establish Timeline's technology as a widely-accepted standard in financial reporting. In fact, management believes a gap will exist in the market for middle tier organizations to adopt a similar strategy. Management viewed this as an opportunity to engineer and develop a new product line aimed to fill this potential market niche (see discussion of products below). Additionally, the Company will also provide products to the small office market by making add-on products for the Microsoft Small Business Financial Manager which can be distributed through accounting vendors.

         Timeline intends to support all these products with its Internet service.

PRODUCTS

         The Company continues to refine its product line to address the demands of clients and to incorporate changes in technology. During the fiscal year ending March 31, 1996, the Company has introduced new products and re-engineered its MetaView product. These new products are logical by-products of the Microsoft effort. The Company's products allow the distribution of data sets of information to the desktop. Once data is contained in a local Microsoft Office database, the end user can produce any report resident in the Timeline or Microsoft products which also reside in Microsoft Office. Furthermore, the data is available for each end user to develop his or her own analysis or personal reports using normal Microsoft technology. The user can be assured the data is as accurate as is the data in the underlying accounting system.

         Timeline's primary product family, MetaView, consists of a set of client/server software applications based on Microsoft Windows/Windows NT(TM) and Microsoft Office operating systems and products from Microsoft Corporation. Timeline's MetaView products allow end users to effect enterprise-wide reporting in the user-friendly Microsoft desktop environment, which is currently utilized by many enterprises. The relational accounting architecture embodied in MetaView adapts to existing accounting systems and other enterprise data that may or may not reside in a Microsoft environment.

         In mid-1995, the Company entered into an agreement with Microsoft pursuant to which Timeline agreed to develop for Microsoft a financial reporting system for use in the "small-office, home-office" or "SOHO" market (i.e., businesses with up to approximately five desktop users). The release of this product, Microsoft(R) Small Business Financial Manager ("SBFM") was announced by Microsoft in February 1996. SBFM, which incorporates a portion of Timeline's proprietary MetaView architecture, is designed as a reporting and analysis system which includes a set of standard report formats for viewing data created by one of 12 leading accounting software products for the SOHO market (such as QuickBooks(R) for Windows from Intuit, Inc., Peachtree(R) for Windows from Peachtree Software, Inc., and Simply Accounting from Computer Associates International, Inc.). The Company expects SBFM to begin shipping in June 1996.

         Also in February 1996, the Company announced the release of MetaView Analyst(TM), a "client" product which enables the user to view, create and distribute reports in Microsoft Excel based on data from a single accounting system. MetaView Analyst(TM), as the client, can be used with SBFM, as the "server," in the SOHO market to create and distribute custom reports based on the particular needs of the enterprise. MetaView Analyst(TM) is also the client to Timeline's server based software allowing the distribution of reporting databases to end-users throughout an enterprise. Like SBFM, final commercial release of MetaView Analyst(TM) is expected in June 1996.

         Commencing in October 1996, the Company also expects to release both client and server applications designed for the "mid-level" market (i.e., businesses with approximately six to 100 desktop users). The server product, MetaView Analyst Server(TM) for Microsoft(R) BackOffice will support data from any single accounting system which is stored in Microsoft's SQL Server(TM) database. The client product, MetaView Analyst(TM), will work with data stored and extracted from the server.

         The original MetaView Server(TM) product was introduced in late 1995 as a financial and management reporting system which included modules to allow traditional financial reporting, budgeting, foreign currency conversion, consolidations and allocations. The various modules in the product provide desktop and network reporting on information originating in a single or multiple accounting systems within the enterprise.

         Open General Ledger(TM) (OGL(TM)), the Company's first client/server product, is a full-function general ledger that handles transaction processing as well as financial reporting in a single environment. It is fully integrated with MetaView to provide all the functionality of that product's various modules. Open General Ledger(TM) is aimed toward enterprises seeking a total enterprise-wide solution for both processing and reporting. Despite an initial level of licensing activity of OGL(TM) which was acceptable to the Company, it is focusing its sales, marketing and development on the MetaView family of products. It is part of the Company's strategy to form sales and marketing alliances with vendors of general ledger products. In light of this policy, the Company is not pursuing its own general ledger licenses as this would be deemed competitive to its alliance partners.

         In addition to client/server products, the Company develops, markets and supports a fully integrated line of host-based accounting applications that operate on VAX(R) and AXP(R) computer systems from Digital Equipment Corporation. This product line represents a continuation of Timeline's historical core business and provides ongoing maintenance, license and consulting revenue. Products in this market include General Ledger, Accounts Payable, Accounts Receivable, Digibase, Digicalc II(R), Fixed Assets, Inventory, Purchase Order and Association Management.

RESEARCH AND DEVELOPMENT

         The Company has expended approximately $649,000 and $973,000, respectively, for research and development in the fiscal years ended March 31, 1995 and 1996. The Company intends to enhance and expand its client/server product line in connection with evolving customer requirements and industry standards. Historically, the Company has developed new products internally. However, the Company currently employs a number of outside consultants in an effort to speed the release of its product offerings to the market. As of March 31, 1996, the Company employed 21 persons in its product development group. The Company intends to increase the number of development personnel over the next several quarters.

         In addition, the Company has entered into development arrangements with Integra Software, Inc. under which the services of approximately four full time equivalent personnel will be dedicated to developing filters to various accounting systems from the Company's MetaView products.

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages are as follows:

      NAME                   AGE                        POSITION
      ----                   ---                        --------
John W. Calahan               52         President, Chief Executive Officer and
                                           Director

Donald K. Babcock             59         Senior Technologist and Director

Charles R. Osenbaugh          47         Executive Vice President, Chief
                                           Financial Officer and Director

Frederick W. Dean             44         Vice President - Product Management

Michael G. Evans              42         Managing Director, Timeline Europe Ltd.

Michael R. Mooradian          38         Vice President - North American Sales

Robert B. Wallace             46         Vice President - Educational Services

David B. Kouchi               28         Vice President - Development

Owen A. Carton                31         Vice President - Marketing

         The following is a brief account of the business experience of each executive officer of the Company.

         JOHN W. CALAHAN is a founder of the Company, and has been President, Chief Executive Officer and a Director since inception in April 1993. He was also a founder and director of the Company's predecessor, Timeline Services, Inc., from its inception in 1977 until its merger into the Company in July 1994. From 1977 to April 1993, Mr. Calahan also served as President of Timeline Services, Inc. From 1971 to 1977, Mr. Calahan practiced public accounting in Seattle with Arthur Andersen & Co., Ernst & Ernst (now Ernst & Young), and Calahan, Reed & Gunn. He holds a B.A. degree in accounting from the University of Washington and received his CPA certificate in 1972.

         DONALD K. BABCOCK is a founder of the Company and a Director since inception. He currently serves as Senior Technologist, and previously was Senior Vice President of Research & Development and Chief Technologist. He was also a founder of Timeline Services, Inc. and served as a director from its inception in 1977 until its merger into the Company in July 1994. From 1977 to April 1993, Mr. Babcock also served as Senior Vice President and Chief Technologist of Timeline Services, Inc. From 1970 to 1977, he was a consultant with Riggs, Babcock & Mishko, a Tacoma, Washington based data processing and consulting firm to the property and casualty insurance industry. Mr. Babcock was Manager of Systems Programming at United Pacific Insurance Company from 1965 to 1970, and a data processor in the U.S. Air Force from 1955 to 1965.

         CHARLES R. OSENBAUGH has served as Executive Vice President -- Finance, Chief Financial Officer, Treasurer, Secretary and a Director since inception. From April 1988 to April 1993, Mr. Osenbaugh served as Executive Vice President, Chief Executive Officer and a Director, and from April 1993 to July 1994 as President and a Director, of Timeline Services, Inc. From 1975 to 1988, Mr. Osenbaugh was a partner of Lasher & Johnson, a Seattle law firm. From 1973 to 1975, Mr. Osenbaugh practiced public accounting with Arthur Andersen & Co. He holds a B.B.A. degree in economics and a J.D. degree, both from the University of Iowa, and received his CPA certificate in 1975.

         FREDERICK W. DEAN serves as Vice President - Product Management and has been a Vice President since the Company's inception. From 1979 to April 1993, Mr. Dean served as Vice President at Timeline Services, Inc. He practiced public accounting at Calahan, Reed & Gunn from 1978 to 1979, and at Arthur Andersen & Co. from 1973 to 1977. From 1977 to 1978, Mr. Dean was the Controller of the Seattle Mariners Baseball Club. Mr. Dean holds a B.A. degree in accounting from the University of Washington.

         MICHAEL G. EVANS has served as a Managing Director of London-based Timeline Europe Ltd. since its inception in November 1995. From January 1995 to November 1995, Mr. Evans was Senior Director of Financial Applications for North America at Comshare, Inc. Prior to this Michael worked for Comshare's United Kingdom subsidiary in London for nine years. At the time of his transfer to the USA he was the director responsible for the Financial Applications Division. Mr. Evans earned a BA with Honors from The University of Kent in Canterbury, Kent, England in 1975, and was qualified as a Chartered Accountant in 1978.

         MICHAEL R. MOORADIAN joined the Company as Vice President - North American Sales in January, 1996. From 1991 until 1995, Mr. Mooradian worked for Comshare, Inc., first as a Marketing Representative, then Sales Manager, and finally Central Regional Sales Director. Prior to that, he was a Senior Account Executive with Ross Systems, Inc. from 1989 to 1991, a Sales Representative with Corporate Class Software, Inc. from 1987 to 1989, and a Sales Representative with Information Resources, Inc. from 1986 to 1987 and with Hewlett -Packard from 1984 to 1986. Mr. Mooradian graduated from DePaul University in 1981 with a B.S. in Business Administration.

         ROBERT B. WALLACE serves as Vice President - Educational Services and has been a Vice President of the Company since July 1994, having joined the Company at inception as Vice President of Consulting Services. From 1989 to April 1993, Mr. Wallace was the Vice President of Sales and Marketing of Timeline Services, Inc. He served as Senior Vice President and Chief Financial Officer of BMG Corporation, a Seattle-based construction equipment manager, from 1987 to 1989. From 1983 to 1989, Mr. Wallace was Senior Vice President, Chief Financial Officer and Chief Operating Officer of Accountant MicroSystems, Inc., an accounting systems software company in Bellevue, Washington. Mr. Wallace previously practiced public accounting with Arthur Andersen & Co. He has a B.A. degree in accounting from the University of Washington, and is a certified public accountant.

         DAVID B. KOUCHI joined the Company as Program Manager in October 1993, became Director of Research & Development in March 1994, and recently was named Vice President of Development. From May 1993 to October 1993, Mr. Kouchi was Program Manager at Ackerley Communications, Inc., where he initiated the downsizing of financial and operational software applications from mini-computers onto a desktop client/server environment. While at Microsoft Corporation from January 1991 to May 1993, Mr. Kouchi was a member of the Microsoft Access(R) testing team where his responsibilities included performance bench marking and analysis, development and testing of Access(R) user interface enhancements, and development of demonstration applications. Mr. Kouchi was employed as a software test analyst at

Safeco Insurance Company in 1990. He holds a B.A. degree in business administration/information systems from the University of Washington.

         OWEN A. CARTON has been Vice President of the Company since joining in November 1993. From June 1992 to September 1993, Mr. Carton was Product Manager, Database Management Products in Microsoft Corporation's Worldwide Marketing Division, where he was responsible for developing and implementing business strategies for the promotion of Microsoft database management software programs and applications (i.e., Microsoft Access(R)) with domestic U.S. and worldwide responsibility. From October 1986 to June 1992, Mr. Carton was employed by Microsoft Ltd., a wholly-owned subsidiary of Microsoft which is responsible for the sale and marketing of Microsoft products and for after-sales customer support services and on-site installation of customized software products and systems to major corporate clients in Europe. At Microsoft Ltd., Mr. Carton ultimately attained the position of Corporate Account Manager within the company's Finance Group, where he was responsible for the sale and implementation of Microsoft products to major financial companies throughout the U.K., including the Royal Bank of Scotland and the Union Bank of Switzerland and the development of a Merchant Banking Sector Sales Program. Mr. Carton received his Leaving Certificate Qualification with honors from St. Paul's College, Dublin, Ireland, in 1982.

ITEM 2.  DESCRIPTION OF PROPERTY

         Timeline leases approximately 17,025 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington. The office space lease expires February 28, 2001. The Company also leases approximately 3,085 square feet of office space located at 6250 River Road, Rosemont, Illinois, under a lease which expires March 31, 1999. At 500 Chiswick High Road, London, United Kingdom, the Company leases approximately 900 square feet of office space in a shared office provider environment.

         Timeline does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Timeline's common stock is traded on the Nasdaq SmallCap Market ("Nasdaq") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. Additionally, warrants to purchase common stock are traded on both Nasdaq and BSE under the symbols "TMLNW" and "TMLW", respectively. Both classes of securities initiated trading on January 18, 1995, the effective date of the Company's initial public offering of common stock and warrants. The following table contains the high and low trading price as reported by Nasdaq for each quarter of fiscal 1996.

               1st Quarter      2nd Quarter     3rd Quarter     4th Quarter
               -----------      -----------     -----------     -----------
Common Stock
     High         7 3/8            8  1/8          7 1/8           7 1/8
     Low          3 1/8            5  1/4          4 1/2           4
Warrants
     High         2 7/8            3               2 5/8           2
     Low            3/8            1  1/2          1 3/8           1 1/4

         At March 31, 1996 there were 2,614,576 shares of common stock outstanding. An additional 1,000,000 warrants to purchase common stock were outstanding, each warrant allowing the purchase of one share of stock on or before January 17, 2000 at a price of $6.25 per share.

         No cash dividends have been paid on the stock of the Company and no dividends are currently contemplated by management. There are no restrictions on the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The charts below containing interim period information are provided solely as part of Registrant's annual report to securityholders, and are not submitted as a response to Item 6 of Form 10-KSB. The inclusion of the charts below does not constitute or imply Registrant's agreement that such charts are subject to
Section 18 of the Exchange Act.

RESULTS OF OPERATIONS

Timeline's operating results for fiscal year ending March 31, 1996 were a net loss of $1,423,000, compared to a net loss of $177,000 for the period ended March 31, 1995. Strong growth in software license and consulting revenue was more than offset by increased expenses resulting from the growth of the Company and additions to its infrastructure, and the continued expected weakness in maintenance revenue due to the transition in the Company's technology base. These factors contributed to the resulting decrease in net operating results.

                                  GROSS REVENUE

                                 Three Months Ended                Twelve Months Ended
                                      March 31,                          March 31,
                                 1996          1995     Change      1996          1995     Change
- -------------------------------------------------------------------------------------------------
(Dollars in Thousands)

  Software license                304           253       20%      2,303         1,294       78%
  Maintenance                     207           272      (24%)       893         1,063      (16%)
  Consulting                      445           364       22%      1,851         1,155       60%
  Other                                          11      N/A%                       29      N/A
                                  -----------------                -------------------
  Net sales                       956           900        6%      5,047         3,541       43%
- -------------------------------------------------------------------------------------------------

Total revenue increased 43% to $5,047,000 for the fiscal year ended March 31, 1996. Both software license revenue (up 78%) and consulting revenue (up 60%) showed significant growth. The vast majority of license revenue is now due to fees generated from products based on the Microsoft Windows/Windows NT environment (herein "Timeline MS Systems"). This includes $400,000 attributable to fees billed during the year to Microsoft Corporation for technology licenses and software development of the Microsoft Small Business Financial Manager. The increase in consulting revenue for the March 31, 1996 fiscal year can also be attributed to the increased volume of installation and training in conjunction with new licenses.

Maintenance revenue was down $170,000 (16%) during the March 1996 fiscal year compared to March 1995. These results are indicative of the expected continuing weakness in maintenance revenue from the declining installed base of Timeline software for Digital Equipment Corporation VAX and AXP based systems. This trend will most likely continue during the period of transition as this installed base moves away from mini-computer based systems, and until maintenance revenue from licensees of Timeline's MS Systems increases.

                                  GROSS MARGIN

                              Three Months Ended            Twelve Months Ended
                                  March 31,                      March 31,
                              1996         1995    Change   1996           1995    Change
- -----------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                   571          623     (8%)    3,218         2,504      29%
Percentage of net sales        60%          69%              64%           71%
- -----------------------------------------------------------------------------------------

Costs of Revenue increased during the March 31, 1996 fiscal year by $792,000 (76%) over the March 31, 1995 fiscal year. This is due in part to approximately $427,000 of costs directly associated with the production of the Microsoft SBFM charged to Cost of Revenues. The remaining increase in Costs of Revenue are, in large part, attributable to increased payroll and related expenses for increased staff in the consulting division.

                 SALES AND MARKETING & RESEARCH AND DEVELOPMENT

                               Three Months Ended              Twelve Months Ended
                                   March 31,                        March 31,
                               1996          1995    Change     1996           1995    Change
- ---------------------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing            552           300      84%      1,616           931      74%
Percentage of net sales        58%           33%                32%            26%
- ---------------------------------------------------------------------------------------------
Research & development
     - expensed                423           168                973            649
     - capitalized             131           -0-                167            -0-
                             -------------------               -------------------
     Total                     554           168      230%     1,140           649      76%
Percentage of net sales        58%           19%                23%            18%
- ---------------------------------------------------------------------------------------------

Sales and marketing costs increased 74% to $1,616,000 in fiscal 1996 from $931,000 in fiscal 1995. A substantial portion of this increase came in the final two quarters of the fiscal year and is directly attributable to the opening of offices in London, England, in November, 1995 and the Chicago area in January, 1996, which included adding personnel. In addition, significant marketing funds were spent to establish a seminar series as a way of introducing Timeline products into the European market. The Company regards the response to the seminars, which were launched in the U.S. after year end, as excellent.

Research and development costs were $973,000 in fiscal 1996 compared to $649,000 in fiscal 1995, a 50% increase. The increase in research and development costs was the result of new programmers being hired in fiscal 1996 to staff the production of new product offerings to be released in June, 1996. The new products include complimentary products to the Microsoft SBFM. The new Timeline products are intended to be marketed into the middle tier accounting software market. The Company's product line has historically been licensed to high end accounting system users. Capitalized software costs represent certain software programming costs which will be incorporated in the Company's new product offerings. All other research and development was expensed as incurred.

                       GENERAL AND ADMINISTRATIVE EXPENSE

                               Three Months Ended                Twelve Months Ended
                                   March 31,                          March 31,
                               1996          1995     Change      1996           1995    Change
- -----------------------------------------------------------------------------------------------
(Dollars in Thousands)

General & administrative       726           332       119%      1,983           894      122%
Percentage of net sales        76%           37%                  39%            25%
- -----------------------------------------------------------------------------------------------

Primarily due to increasing its staff by approximately 60% and the related overhead expenses during fiscal 1996, general and administrative expenses increased 119% to $1,983,000 from $894,000 in fiscal 1995. Also, during the last two quarters of the fiscal year the Company expanded its leased space in the Bellevue, Washington home office as well as adding leased office space and executive and administrative personnel in London. The Company's additional office space expense in Illinois is accounted for as part of its sales and marketing expense.

Depreciation expense increased in fiscal 1996 to $165,000 from $115,000 in fiscal 1995. This increase reflects depreciation on approximately $633,000 of new equipment and fixtures purchased during fiscal 1996 for use by additional personnel and to equip the new and expanded offices occupied during fiscal 1996.

Interest expense decreased 66% to $41,000 in fiscal 1996 from $119,000 in fiscal 1995. Interest income increased to $136,000 from $26,000 for fiscal 1995. These changes are directly due to use of the proceeds from the initial public offering in January, 1995 applied to debt reduction and investments in marketable debt securities.

The Company did not record a tax benefit in either year as the tax assets generated by the net operating losses do not satisfy the recognition criteria set forth by generally accepted accounting principles. Accordingly, a valuation allowance that offsets its net deferred tax assets has been recorded.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's cash and cash equivalent and short-term investment balances at March 31, 1996 stood at $392,000 compared to $2,287,000 at March 31, 1995. The decrease in cash is primarily attributable to the $1,423,000 net loss incurred in fiscal 1996. Total obligations, excluding deferred income items, totaled $1,306,000 at March 31, 1996 as compared to $516,000 at March 31, 1995. The fiscal 1996 obligations include a corporate guarantee of a $500,000 bank note between the Timeline Employee Stock Ownership Trust (the "ESOT") and Silicon Valley Bank. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"). The proceeds from the loan were used to purchase 95,200 shares of common stock of the Company in March 1996.

Net cash used in operating activities was $1,553,000 in fiscal 1996 as compared to $770,000 in fiscal 1995, which was primarily attributable to the increased net loss incurred in fiscal 1996. The Company funded the cash used in operating activities by selling $1,793,000 of short term investments.

Other cash used in investing activities included the purchase of approximately $633,000 of new equipment and $167,000 of capitalized software development costs.

The Company recently completed the private placement of 521,530 shares of new issue common stock. Proceeds from this placement, net of all applicable fees and costs are estimated at $2,225,000. Based on current cash and cash equivalent balances, the Company expects no additional borrowings, sales of equity or debt instruments will be required to fund operations during fiscal 1997. The Company has secured a bank revolving line of credit of $750,000 based upon the collateral of its accounts receivable. Any guarantee of the obligation of the Timeline ESOT reduces the amount available to be drawn on this line of credit. At March 31, 1996, the outstanding balance on this credit facility was zero.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements

                                                                          Page
                                                                          ----

      Report of Independent Public Accountant                              15

      Consolidated Balance Sheets as of March 31, 1996 and 1995            16

      Consolidated Statement of Operations for the years ended
           March 31, 1996 and 1995                                         17

      Consolidated Statements of Changes in Stockholders' Equity           18

      Consolidated Statement of Cash Flows for the years ended
           March 31, 1996 and 1995                                         19

      Notes to Financial Statements                                        20

                               TIMELINE, INC.

                               FINANCIAL STATEMENTS
                               AS OF MARCH 31, 1996 AND 1995
                               TOGETHER WITH AUDITORS' REPORT

                       This page intentionally left blank.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheets of Timeline, Inc. (a Washington corporation) as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
  May 22, 1996

                                 TIMELINE, INC.

             CONSOLIDATED BALANCE SHEETS -- MARCH 31, 1996 AND 1995

                                     ASSETS

                                                                                        1996           1995
                                                                                    -----------    -----------
  CURRENT ASSETS:
    Cash and cash equivalents                                                       $   284,542    $   387,382
    Short-term investments                                                              107,174      1,900,000
    Accounts receivable, net of allowance of
      $69,601 and $39,955                                                             1,181,322        673,848
    Prepaid expenses and other                                                          295,126        236,574
                                                                                    -----------    -----------

                Total current assets                                                  1,868,164      3,197,804

  PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $1,245,908 and $1,120,882                                           853,174        392,936

  CAPITALIZED SOFTWARE COSTS, net of accumulated
    amortization of $251,777 and $178,997                                               210,040        115,726

  OTHER ASSETS                                                                           86,447           --
                                                                                    -----------    -----------

                Total assets                                                        $ 3,017,825    $ 3,706,466
                                                                                    ===========    ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                                                $   422,534    $   216,307
    Accrued expenses                                                                    280,914        186,314
    Deferred revenues                                                                   431,503        482,851
    Current portion of long-term debt                                                   125,000           --
    Current portion of obligations under capital
      leases                                                                             64,511         64,511
                                                                                    -----------    -----------

                Total current liabilities                                             1,324,462        949,983

  LONG-TERM DEBT, net of current portion                                                375,000           --

  OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                               38,204         49,331
                                                                                    -----------    -----------

                Total liabilities                                                     1,737,666        999,314
                                                                                    -----------    -----------

  STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value, 20,000,000 shares authorized,
      2,614,576 and 2,519,376 issued and outstanding                                     26,146         25,194
    Additional paid-in capital                                                        6,843,166      6,348,281
    Deferred compensation                                                              (500,000)          --
    Accumulated deficit                                                              (5,089,153)    (3,666,323)
                                                                                    -----------    -----------

                    Total stockholders' equity                                        1,280,159      2,207,152
                                                                                    -----------    -----------

                    Total liabilities and stockholders' equity                      $ 3,017,825    $ 3,706,466
                                                                                    ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                       1996           1995
                                                   -----------    -----------
REVENUES:
    Software license                               $ 1,902,813    $ 1,293,797
    Software development                               400,000           --
    Maintenance                                        892,703      1,063,388
    Consulting                                       1,851,761      1,155,101
    Other                                                 --           28,509
                                                   -----------    -----------

                Total revenues                       5,047,277      3,540,795

  COST OF REVENUES                                   1,828,790      1,036,809
                                                   -----------    -----------

                Gross profit                         3,218,487      2,503,986
                                                   -----------    -----------


  OPERATING EXPENSES:
    Sales and marketing                              1,616,071        930,704
    General and administrative                       1,982,733        894,494
    Research and development                           972,983        648,539
    Depreciation                                       164,870        114,665
                                                   -----------    -----------

                Total operating expenses             4,736,657      2,588,402
                                                   -----------    -----------

                Loss from operations                (1,518,170)       (84,416)
                                                   -----------    -----------

  OTHER INCOME (EXPENSE):
    Interest income                                    136,077         26,425
    Interest expense and other                         (40,737)      (119,048)
                                                   -----------    -----------

                Total other income (expense)            95,340        (92,623)
                                                   -----------    -----------

                Net loss                           $(1,422,830)   $  (177,039)
                                                   ===========    ===========


  NET LOSS PER COMMON SHARE                        $      (.56)   $      (.10)
                                                   ===========    ===========

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         2,519,376      1,775,810
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                         Preferred Stock        Common Stock
                                     ----------------------  -----------------
                                                                                 Paid-in      Deferred   Accumulated
                                       Shares      Amount      Shares   Amount   Capital    Compensation   Deficit       Total
                                     ---------  -----------  --------- ------- -----------  ------------ -----------  -----------
BALANCE, March 31, 1994              1,027,993  $ 1,963,159    990,600 $10,500 $   598,654  $    --      $(3,489,284) $  (916,971)

     Net loss                             --           --         --      --          --         --         (177,039)    (177,039)
     Merger transaction               (832,157)    (832,157)   197,400   1,380     830,777       --             --           --
     Conversion of preferred stock    (195,836)  (1,131,002)   323,126   3,231   1,127,771       --             --           --
     Issuance of common stock             --           --    1,000,000  10,000   4,365,000       --             --      4,375,000
     Issuance of warrants                 --           --         --      --       625,000       --             --        625,000
     Offering costs                       --           --         --      --    (1,174,503)      --             --     (1,174,503)
     Exercise of warrants                 --           --        8,250      83      29,917       --             --         30,000
     Redemption of warrants               --           --         --      --       (54,335)      --             --        (54,335)
                                    ----------  -----------  --------- ------- -----------  ---------    -----------  -----------

BALANCE, March 31, 1995                   --           --    2,519,376  25,194   6,348,281       --       (3,666,323)   2,707,152

     Net loss                             --           --         --      --          --         --       (1,422,830)  (1,422,830)
     Issuance of common shares to
       ESOP                               --           --       95,200     952     499,048   (500,000)          --           --
     Foreign currency translation
      adjustment                          --           --         --      --        (4,163)      --             --         (4,163)
                                    ----------  -----------  --------- ------- -----------  ---------    -----------  -----------

BALANCE, March 31, 1996                   --    $      --    2,614,576 $26,146 $ 6,843,166  $(500,000)   $(5,089,153) $ 1,280,159
                                    ==========  ===========  ========= ======= ===========  =========    ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                                          1996           1995
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(1,422,830)   $  (177,039)
    Adjustments to reconcile net loss to cash
      used in operating activities-
        Depreciation and amortization                                     237,650        227,772
        Loss on disposal of fixed assets                                    8,101           --
        Changes in assets and liabilities:
          Accounts receivable                                            (507,474)      (310,875)
          Prepaid expenses and other                                      (58,552)      (197,191)
          Accounts payable                                                206,227        (72,021)
          Accrued expenses                                                 94,600        (97,929)
          Deferred revenues                                               (51,348)      (142,402)
          Other noncurrent assets                                         (59,340)          --
                                                                      -----------    -----------

                Net cash used in operating activities                  (1,552,966)      (769,685)
                                                                      -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (582,286)      (118,016)
    Capitalized software development costs                               (167,094)          --
    Sales of short-term investments                                     1,792,826           --
    Purchases of short-term investments                                      --       (1,900,000)
                                                                      -----------    -----------

                Net cash provided by (used in) investing activities     1,043,446     (2,018,016)
                                                                      -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of shares to ESOP                                                500,000           --
    Costs of ESOP financing                                               (27,107)          --
    Payments on capital lease obligations                                 (62,050)       (66,772)
    Borrowings under line of credit                                     1,499,578           --
    Repayments under line of credit                                    (1,499,578)          --
    Proceeds from notes payable                                              --          476,677
    Payments on notes payable                                                --         (973,257)
    Payments on shareholder notes                                            --         (225,694)
    Sale of common and preferred stock and warrants                          --        5,000,000
    Costs of initial public offering                                         --       (1,073,139)
    Redemption of warrants                                                   --          (54,335)
                                                                      -----------    -----------

                Net cash provided by financing activities                 410,843      3,083,480
                                                                      -----------    -----------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (4,163)          --
                                                                      -----------    -----------

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (102,840)       295,779
  CASH AND CASH EQUIVALENTS, beginning of year                            387,382         91,603
                                                                      -----------    -----------

  CASH AND CASH EQUIVALENTS, end of year                              $   284,542    $   387,382
                                                                      ===========    ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for interest                            $    35,264    $   120,587
    Capital lease obligations incurred                                     50,923         20,105

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.  THE COMPANY:

Organization

The accompanying financial statements are for Timeline, Inc. and its wholly-owned subsidiary, Timeline Europe, Ltd., combined with Timeline Services, Inc. (TSI) and its wholly owned, nonoperating subsidiary, WHY Systems, Inc. Both Timeline, Inc. and TSI develop, market and support enterprise-wide financial management software. During fiscal 1995, TSI and Timeline, Inc. merged, with Timeline, Inc. the surviving corporation. TSI shareholders exchanged 100% of their common and preferred stock in TSI for 990,000 shares of common stock and 7,334 shares of Series A preferred stock in Timeline, Inc. Prior to the merger, TSI owned 792,000 shares or 80% of Timeline, Inc.'s common stock and 7,334 shares or 4% of Timeline, Inc.'s Series A preferred stock. These shares were canceled upon consummation of the merger. The merger has been accounted for as a reorganization in a manner similar to a pooling-of-interests. The accounts of the two companies, after the elimination of all intercompany accounts and transactions, have been combined as if they had been one company for all periods presented. References in these financial statements to the "Company" or to "Timeline" mean collectively TSI and Timeline, Inc., both before and subsequent to the merger.

During fiscal 1996, the Company formed a subsidiary in the U.K. (Timeline Europe, Ltd.). To date, revenues from sales outside the United States have not been material.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Other significant accounting policies are summarized in the following paragraphs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates fair value due to the short-term nature of these investments.

Short-term Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to present its investments at their fair market value. The Company has classified all of its investments as available-for-sale, at the time of purchase. Material unrealized gains or losses on these securities are recognized as increases or decreases to shareholders' equity, respectively. There were no material unrealized gains or losses on these investments as of March 31, 1996 and 1995. As of March 31, 1996, investments consist entirely of a federal agency security, while at March 31, 1995, investments consist of $1,400,000 of federal government and agency securities and $500,000 of corporate debt securities.

Property and Equipment

Property and equipment are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation is determined by the straight-line method, which allocates the cost of property and equipment additions, including capital leases, over the lesser of the lease period or their estimated useful lives of three to seven years.

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries along with fees paid for certain outsourced software development costs, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility and market acceptance of a product line have been established. The provision for amortization is on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Presently all capitalized software costs are amortized using the straight-line method. Amortization starts when the product is available for general release to customers. During fiscal 1996 and 1995, the Company capitalized $167,094 and $0, respectively, of software development costs. Amortization expense for fiscal 1996 and 1995 was $72,780 and $113,107, respectively. The amortization is included in cost of revenues in the accompanying statements of operations.

All other research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition." Revenue from software licenses is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Software licenses sold, for which there are still significant vendor obligations or right of return, are recorded as deferred revenue and are recognized as revenue upon the fulfillment of the obligation or lapse of the return period. Software licenses typically include a three-month warranty period. The revenues attributable to the warranty are recognized ratably over the warranty period.

The Company enters into post-contract customer-support maintenance agreements, which are renewable annually. Revenue from these maintenance agreements is treated as deferred revenue and recognized ratably over their terms.

The Company also enters into separately priced consulting agreements with its customers to provide installation, training and other consulting services. These agreements are priced on a time and materials basis and revenues are recognized as the services are performed. The nature of the services do not significantly alter the licensed software.

Net Loss per Common Share

Net loss per common share was based on the weighted average number of common shares outstanding during each period, assuming that all series of convertible preferred stock had been converted to common stock at the beginning of the periods presented. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive. Furthermore, the 95,200 shares issued in 1996 related to the Employee Stock Ownership Plan are not considered outstanding as none of the shares were committed to be released to plan participants as of March 31, 1996.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, net of accumulated depreciation, consist of the following at March 31:

                                                       1996           1995
                                                   -----------    -----------
  Computer equipment                               $ 1,616,632    $ 1,147,806
  Office equipment                                     482,450        366,012
                                                   -----------    -----------

                                                     2,099,082      1,513,818
                 Less-- accumulated depreciation    (1,245,908)    (1,120,882)
                                                   -----------    -----------

                 Total property and equipment      $   853,174    $   392,936
                                                   ===========    ===========

4.  FINANCING ARRANGEMENTS:

Line of Credit

The Company maintains a $750,000 line of credit with a local bank. The line of credit has a variable rate of interest of prime plus 1.5% (9.75% at March 31, 1996.) Related borrowings are secured by the Company's short-term investments. Any guarantee of the obligation of the Timeline Employee Stock Ownership Trust reduces the amount available to be drawn on this line of credit. There were no borrowings outstanding under this line of credit as of March 31, 1996.

Employee Stock Ownership Plan

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock (4% of the total outstanding) to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which is a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and is secured by pledge of the shares purchased and is guaranteed by the Company. The Company is obligated to make retirement plan contributions to the Trust in an amount sufficient to meet principal and interest payments each month. The guarantee agreement with the lender also requires the Company to meet certain financial covenants. As of March 31, 1996, the Company was out of compliance with certain of these covenants, including minimum liquidity and other performance related covenants. The bank has granted a waiver for the noncompliance.

Funds for payment of the note principal and interest are obtained by the ESOP from employer retirement plan contributions from the Company which are included in general and administrative expenses. The outstanding balance of the note is included as a liability on the balance sheet. The Company has recorded $500,000 of deferred compensation expense related to the ESOP at March 31, 1996. As the note was issued in March 1996, there were no interest or principal payments on the note during the fiscal year ended March 31, 1996.

The ESOP note bears interest at the prime rate plus 2% (10.25% at March 31, 1996). Minimum principal payments are as follows:

           1997                                         $125,000
           1998                                          125,000
           1999                                          125,000
           2000                                          125,000
                                                        --------

                                                        $500,000
                                                        ========

5.  FEDERAL INCOME TAXES:

Income taxes are provided in the income statement as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109).

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's net deferred tax assets (liabilities) as of March 31 are as follows:

                                                     1996             1995
                                                 -----------      -----------
  Net operating loss carryforward                $ 1,223,000      $   721,000
  Research and experimentation credit                290,000          290,000
  Deferred revenues                                  147,000          164,000
  Capitalized software costs                         (71,000)         (39,000)
  Other                                               62,000           93,000
                                                 -----------      -----------

                                                   1,651,000        1,229,000

  Less - valuation allowance                      (1,651,000)      (1,229,000)
                                                 -----------      -----------

       Net deferred tax assets                   $      --        $      --
                                                 ===========      ===========

The net operating loss carryforwards and research and experimentation credit carryforwards expire through 2010.

In connection with the initial public offering, the Company experienced a significant change in ownership, which limits the amount of net operating loss carryforwards and research and experimentation credits which may be used in any given year to approximately $300,000.

6.  401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of seven years. The Company has made no contributions to the plan in either of the years ended March 31, 1996 or 1995.

7.  COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under both capital and operating leases as of March 31, 1996:

                                                          Capital        Operating
                                                          -------        ---------
1997                                                     $  72,959      $   380,433
1998                                                        23,298          381,975
1999                                                        15,419          382,960
2000                                                        15,419          346,270
2001                                                         5,141          310,273
                                                         ---------       ----------

            Total minimum lease payments                   132,236       $1,801,911
                                                                         ==========

Less-- amount representing interest and tax costs          (29,521)
                                                          --------

Present value of net minimum
  lease payments                                           102,715

Less-- current portion                                     (64,511)
                                                         ---------

                                                         $  38,204
                                                         =========

Rental expense for operating leases amounted to $290,660 and $197,364 for the years ended March 31, 1996 and 1995, respectively.

Employment Contracts

The Company has entered into employment agreements with certain key employees. The following are the future minimum guaranteed salary amounts associated with these contracts:

          1997                                         $277,000
          1998                                          277,000
          1999                                          277,000
          2000                                          138,500
                                                       --------
                                                       $969,500
                                                       ========

8.  STOCKHOLDERS' EQUITY:

Initial Public Offering

During fiscal 1995, the Company completed its initial public offering. The offering was for 1,000,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock for $6.25 at any time through January 17, 2000. Immediately prior to the closing of the offering, all preferred shares were converted into common stock.

Stock Options and Warrants

In September 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") and its Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 250,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans"). The exercise price of any options to be granted is equal to or greater than the fair market value of the common stock at the date of grant. The terms of the options are for a period of ten years or less. Options automatically expire 90 days after termination of employment.

The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of Common Stock have been reserved for issuance under the Old Plan.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995, was issued in October 1995. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, as allowed by SFAS
123. In fiscal 1997, the Company will adopt the disclosure requirements of SFAS 123.

Options outstanding as of each period are as follows:

                                                                    Option
                                                Number of          Exercise
                                                 Options             Price
                                                ---------        -------------
  Balance, March 31, 1994                        268,850         $ .06 - $3.64
      Granted                                    100,761         $    3.64
      Exercised                                   (8,250)        $    3.64
      Canceled                                   (80,412)        $ .06 - $3.64
                                                --------         -------------

  Balance, March 31, 1995                        280,949         $ .06 - $3.64
      Granted                                    186,800         $3.57 - $6.75
      Exercised                                     --                --
      Canceled                                   (13,344)        $    3.64
                                                --------         -------------

  Balance, March 31, 1996                        454,405         $ .06 - $6.75
                                                ========         =============

A total of 208,483 and 181,277 options were vested as of March 31, 1996 and 1995, respectively. The 245,922 options which are not vested as of March 31, 1996 will vest ratably over the next three to four years.

In connection with its initial public offering, the Company issued warrants to purchase 1,000,000 shares of common stock for $6.25 per share, subject to adjustment. Commencing April 18, 1995, the warrants are subject to redemption by the Company at $.05 per warrant if the closing bid price of the common stock averages in excess of $10.00.

9.  SUBSEQUENT EVENT:

During May 1996, the Company closed a sale of 521,530 shares of common stock in a private placement offering. Estimated net proceeds to the Company after offering costs and subsequent registration of the shares were approximately $2,225,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by Items 9 through 12 of Part III is included in the Registrant's Proxy Statement and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," "Security Ownership of Directors and Executive Officers," "Executive Compensation" and "Certain Transactions." For certain other information called for by Item 9, pertaining to executive officers of the Registrant, see "Executive Officers" in Item 1 of Part I of this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EXHIBIT
          NUMBER                            DESCRIPTION
          ------                            -----------

             2.1*           Articles of Merger of Timeline Services, Inc. into
                            Timeline, Inc.

             3.1*           Articles of Incorporation, as amended and in effect

             3.2*           Bylaws

             4.1*           Specimen Common Stock Certificate

             4.2*           Form of Warrant Agreement with Representative and
                            Warrant Agent

             4.3*           Form of Representative's Warrant

             4.4*           Specimen Redeemable Common Stock Purchase Warrant

            10.1.A*         Amended and Restated 1993 Stock Option Plan
            10.1.B*         Form of Employee Stock Option Agreement

            10.5*           1994 Stock Option Plan

            10.6*           Directors' Nonqualified Stock Option Plan

                            Common Stock Purchase Warrants issued in
                            consideration of loans or loan guarantees:
            10.8.A*             Warrant issued July 31, 1994 to Frederick W. Dean
            10.8.B*             Warrant issued July 31, 1994 to Charles R. Osenbaugh
            10.8.C*             Warrant issued July 31, 1994 to John W. Calahan
            10.8.D*             Warrant issued July 31, 1994 to Michael R. Hallman

                            Employment Agreements
            10.9.A*             Form of Employment Agreement with John W. Calahan
            10.9.B*             Form of Employment Agreement with David B. Kouchi
            10.9.C*             Form of Employment Agreement with Donald K. Babcock

            10.11* Form of Indemnification Agreement with directors and officers

            10.12*          Form of Lock-up Agreement with securityholders

            10.13*          Form of Employee (Confidentiality) Agreement

            10.14*          Form of License Agreement for Computer Application
                            Software (client/server)

            10.15*          Form of License Agreement for Computer Application
                            Software (VAX-based)

            10.16*          Form of Basic Service for Software Agreement

            10.17*          Form of Value Added Reseller (Distribution) Agreement

            10.18.A*        Solution Provider Agreement with Microsoft
                            Corporation dated September 23, 1994

            10.19* Letter of Intent effective as of September 29, 1994 with Centre-file Limited

            10.20*          Private Label Software Development and Distribution
                            Agreement dated January 7, 1994 with
                            CompuServe/Collier-Jackson

            10.21*          U.S. Patent and Trademark Office Notice of Allowance
                            (Serial No. 08/162,839 [3/28/94])

            10.22*          Lease Agreement dated July 7, 1986, as amended, with
                            G&W Investment Partners, successor lessor under the Agreement initially entered into with The Mutual
                            Life Insurance Company of New York

            10.23** Value Added Reseller Agreement with K2 Group plc, effective as of December 31, 1994

            10.24***        Form of Consulting Partners Agreement

            10.25***        Software Distribution Agreement with Centre-file
                            Limited dated April 28, 1995

            11.1***         Statement re:  computation of per share earnings

            21.1*           Subsidiary of Timeline, Inc.

*Incorporated herein by reference from Item 27 of Registrant's Form SB-2.

**Incorporated herein by reference from Item 6(a) of Registrant's Form 10-QSB for the quarter ended December 31, 1994 (therein listed as Exhibit 10.1).

***Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Timeline, Inc.

                                        By:  /s/ John W. Calahan
                                            -------------------------------
                                                 John W. Calahan, President

                                        Dated:  June 17, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                 Capacities                               Date
                 ---------                                 ----------                               ----
            /s/ John W. Calahan                             Director                            June 17, 1996
- --------------------------------------------                President
              John W. Calahan                        Chief Executive Officer


           /s/ Donald K. Babcock                            Director                            June 17, 1996
- --------------------------------------------           Senior Technologist
             Donald K. Babcock


         /s/ Charles R. Osenbaugh                           Director                            June 17, 1996
- --------------------------------------------        Chief Financial Officer
           Charles R. Osenbaugh                     Executive Vice President
                                                     Treasurer and Secretary

          /s/ Michael R. Hallman                            Director                            June 17, 1996
- --------------------------------------------
            Michael R. Hallman


            /s/ Kent L. Johnson                             Director                            June 17, 1996
- --------------------------------------------
              Kent L. Johnson