Form 10KSB/A
period 1996-03-31
TIMELINE INC
filed 1996-08-02
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO. 1

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

                              PURPOSE OF AMENDMENT

Item 13(a) of Part III of Issuer's report on Form 10-KSB for the fiscal year ended March 31, 1996 is amended to read in its entirety as set forth herein.
================================================================================
This filing consists of four documents. Exhibits filed herewith are listed on page 2 of Document 1.

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

            10.23** Value Added Reseller Agreement with K2 Group plc, effective as of December 31, 1994

            10.24***        Form of Consulting Partners Agreement

            10.25***        Software Distribution Agreement with Centre-file
                            Limited dated April 28, 1995

            10.26           Form of Stock Purchase Agreement dated May 1996

            10.27           Form of Stock Purchase Warrant issued to Pacific
                            Crest Securities

            11.1***         Statement re:  computation of per share earnings

            21.1*           Subsidiary of Timeline, Inc.

            27.1            Financial Data Schedule

*Incorporated herein by reference from Item 27 of Registrant's Form SB-2.

**Incorporated herein by reference from Item 6(a) of Registrant's Form 10-QSB for the quarter ended December 31, 1994 (therein listed as Exhibit 10.1).

***Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Timeline, Inc.

                                        By:  /s/ John W. Calahan
                                            -------------------------------
                                                 John W. Calahan, President

                                        Dated:  August 1, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                 Capacities                               Date
                 ---------                                 ----------                               ----
            /s/ John W. Calahan                             Director                            August 1, 1996
- --------------------------------------------                President
              John W. Calahan                        Chief Executive Officer


           /s/ Donald K. Babcock                            Director                            August 1, 1996
- --------------------------------------------           Senior Technologist
             Donald K. Babcock


         /s/ Charles R. Osenbaugh                           Director                            August 1, 1996
- --------------------------------------------        Chief Financial Officer
           Charles R. Osenbaugh                     Executive Vice President
                                                     Treasurer and Secretary
                                                  (principal accounting officer)

                                                            Director                            August  , 1996
- --------------------------------------------
            Michael R. Hallman


                                                            Director                            August  , 1996
- --------------------------------------------
              Kent L. Johnson