Form 10QSB
period 1996-06-30
TIMELINE INC
filed 1996-08-13
CIK 909736

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996        COMMISSION FILE NUMBER  1-13524

                                 TIMELINE, INC.
       (Exact name of small business issuer as specified in its charter)


               WASHINGTON                              91-1590734
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

                        3055 112TH AVENUE N.E., STE. 106
                              BELLEVUE, WA  98004
                    (Address of principal executive offices)

                                 (206) 822-3140
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                               ---        ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               OUTSTANDING AT
           CLASS                                                JULY 15, 1996
Common Stock, $.01 Par Value                                      3,136,106

===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30, 1996       MARCH 31, 1996
                                                                 (UNAUDITED)
                                                                -------------       --------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $1,742,296           $284,542
 Short-term investments                                                 6,284            107,174
 Accounts receivable, net of allowance
  of $73,713 and $69,601                                            1,076,623          1,181,322
 Prepaid expenses and other                                           430,890            295,126
                                                                   ----------         ----------
  Total current assets                                              3,256,093          1,868,164
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,307,454 and $1,245,908                            853,321            853,174
CAPITALIZED SOFTWARE COSTS, net of accumulated
 amortization of $273,006 and $251,777                                635,352            210,040
OTHER ASSETS                                                           86,837             86,447
                                                                   ----------         ----------
  Total assets                                                     $4,831,603         $3,017,825
                                                                   ==========         ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                    $173,622           $422,534
 Accrued expenses                                                     328,838            280,914
 Current portion of long-term debt                                    262,522            125,000
 Deferred revenue                                                     400,834            431,503
 Current portion of capital leases                                     67,737             64,511
                                                                   ----------         ----------
  Total current liabilities                                         1,233,553          1,324,462
LONG-TERM DEBT, net of current portion                                                   375,000
LONG TERM PORTION OF CAPITAL LEASES & DEBT                            585,395             38,204
                                                                   ----------         ----------
  Total liabilities                                                 1,818,948          1,737,666
                                                                   ----------         ----------
STOCKHOLDERS' EQUITY:
 Common stock                                                          31,362             26,146
 Additional paid-in capital                                         9,187,139          6,843,166
 Deferred compensation                                               (485,562)          (500,000)
 Unrealized investment gains
 Foreign currency adjustment                                           (2,869)
 Accumulated deficit                                               (5,717,415)        (5,089,153)
                                                                   ----------         ----------
  Total stockholders' equity                                        3,012,655          1,280,159
                                                                   ----------         ----------
  Total liabilities and stockholders' equity                       $4,831,603         $3,017,825
                                                                   ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                         1996                        1995
                                                     (UNAUDITED)                 (UNAUDITED)
                                                     -----------                 -----------
REVENUES:
 Software license                                     $  774,888                  $  714,196
 Software development                                    136,288                          --
 Maintenance                                             176,955                     238,693
 Consulting                                              391,532                     353,121
 Other                                                        --                       7,500
                                                      ----------                  ----------
  Total revenues                                       1,479,663                   1,313,510

COST OF REVENUES:                                        416,352                     294,234
                                                      ----------                  ----------
  Gross profit                                         1,063,311                   1,019,276
                                                      ----------                  ----------
OPERATING EXPENSES:
 Sales and marketing                                     657,133                     372,097
 Research and development                                336,523                     140,289
 General and administrative                              612,817                     402,603
 Depreciation                                             62,353                      28,588
                                                      ----------                  ----------
  Total operating expenses                             1,668,826                     943,577
                                                      ----------                  ----------
  Income (loss) from operations                         (605,515)                     75,699
OTHER INCOME (EXPENSE):
 Interest income                                           5,204                      36,529
 Interest expense                                        (30,820)                     (4,213)
                                                      ----------                  ----------
  Net income (loss)                                   $ (631,131)                 $  108,015
                                                      ==========                  ==========
Net income per common and
 common equivalent share                              $    (0.23)                      $0.04
                                                      ==========                  ==========
Weighted average common and common
 equivalent shares outstanding                         2,693,219                   2,654,752
                                                      ==========                  ==========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                     1996                     1995
                                                                 (UNAUDITED)               (UNAUDITED)
                                                                 -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash used in operations                                     $ (796,223)                $(237,252)
                                                                 ----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (62,500)                  (81,064)
 Capitalized software costs                                        (446,541)                       --
 Sales of short-term investments                                    100,890                    95,000
                                                                 ----------                 ---------
  Net cash provided by investing activities                        (408,151)                   13,936
                                                                 ----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                        350,000                        --
 Payments on notes payable                                           (2,083)                       --
 Payments on capital lease obligations                              (34,978)                  (18,712)
 Proceeds from secondary public offering                          2,553,425                        --
 Costs of secondary public offering                                (201,367)                       --
                                                                 ----------                 ---------
  Net cash provided by (used in) financing activities             2,664,997                   (18,712)
                                                                 ----------                 ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (2,869)                       --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              1,457,754                  (242,028)
CASH AND CASH EQUIVALENTS,  beginning of period                     284,542                   387,382
                                                                 ----------                 ---------
CASH AND CASH EQUIVALENTS,  end of period                        $1,742,296                 $ 145,354
                                                                 ==========                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for -
 Interest                                                           $29,733                 $   4,213
 Income taxes                                                            --                        --

   The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1996, previously reported.

Net Loss per Common and Common Equivalent Shares

For the three months ended June 30, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

2.   SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1996 to June 30, 1996 were as follows:



     Shareholders' equity, March 31, 1996                     $1,280,159
     Issuance of common stock                                  2,553,425
     Issuance costs                                             (201,367)
     Amortization of deferred compensation                        14,438
     Net loss                                                   (631,131)
     Foreign currency translation adjustment                      (2,869)
                                                              ----------
    Shareholders' equity, June 30, 1996                       $3,012,655
                                                              ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this report, the words "expect", "intention", "should", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in this report, the Company's periodic reports on Forms 10-KSB and 10-Q, and the Company's registration statements on Form SB-2 and S-3, all as filed with the Securities and Exchange Commission, and those described from time-to-time in the Company's press releases and other communications.

RESULTS OF OPERATIONS

REVENUES


                         Three Months Ended June 30,
                                   1996        1995      Change
- -----------------------------------------------------------------
(Dollars in Thousands)
Software license                   775          714           9%
Software development               136            -         N/A
Maintenance                        177          239         (26%)
Consulting                         392          353          11%
Other                                -            8         N/A
                                 ------------------
Total Revenues                   1,480        1,314          13%
- -----------------------------------------------------------------

Revenues for the three months ended June 30, 1996 over the comparable period ended June 30, 1995 reflected an increase of approximately 9% which is attributable to sales of the MetaView product line. Software development revenues in the period ended June 30 1996 are from the Company's continued development relationship with Microsoft Corporation on the Microsoft Small Business Financial Manager. This arrangement was not producing revenues in the comparable period ended June 30, 1995.

Maintenance revenue decreased 26% for the comparable three month period. This reflects decreasing maintenance renewal from licensees of Timeline's accounting systems based on Digital Equipment Corporation's ("Digital") operating systems. Consulting revenue increased 11%. The demand for consulting is due to the increase in the number of licensees requesting installation support and training during the current and immediately prior quarters.

GROSS MARGIN

                         Three Months Ended June 30,
                                   1996        1995      Change
- -----------------------------------------------------------------
(Dollars in Thousands)
Gross profit                      1,063       1,019        4%
Percentage of revenues               72%         78%
- -----------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and consulting and maintenance revenue, which is labor intensive. Additionally, costs associated with the software development alliance with Microsoft increased in the period ended June 30, 1996, compared to the quarter ended June 30, 1995.

SALES AND MARKETING


                            Three Months Ended June 30,
                                1996            1995          Change
- --------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing             657             372             77%
Percentage of revenue           44%             28%
- --------------------------------------------------------------------

Sales and marketing expenses as a percentage of net sales increased substantially between the periods presented. Actual dollar expenditures also increased by 77%. This increase is due primarily to an increase in the number of sales personnel during the quarter ended June 30, 1996, specifically in the London and Chicago areas, where no offices existed at June 30, 1995. Furthermore, Marketing undertook a number of seminars in England and the United States to inform prospects of Timeline's new product offerings.

In July, 1996, the Company's Vice President of North American Sales resigned. Management believes the sales organization is well established and has no plans to fill this position in the near future. However, sales and marketing expenses are expected to continue to increase in the future. Management's goal of increasing the dollar amounts of new license revenue would, if accomplished, cause a correlative increase in commissions paid to sales personnel. Additionally, it is management's intention to continue to increase the sales and marketing staff in an effort to increase new license revenue.


RESEARCH AND DEVELOPMENT


                            Three Months Ended June 30,
                               1996            1995           Change
- ---------------------------------------------------------------------
(Dollars in Thousands)
Research & development         337             140             141%
Percentage of revenues         23%             11%
- ---------------------------------------------------------------------

A majority of the development costs expensed during the June 30, 1996 quarter are attributable to the MetaView product line. Timeline released MetaView Analyst(TM), its PC-based database/Excel product, in June, 1996. This new product is designed to accept data either directly from an accounting system(s) or from MetaView Server(TM) and to allow the end user to have a personal set of data available for reporting and analysis resident on his or her personal computer. Additional development during the quarter focused on a companion product, MetaView Manager, which is scheduled for release in August, 1996.

Additional development expenses were incurred in the June 30, 1996 quarter in moving certain functions of MetaView Server(TM) to SQL Server(TM) from Microsoft Access. This effort was undertaken to allow greater speed and capacity for posting and manipulating data in this product.

In June, 1996, as part of management's ongoing analysis of the effectiveness of the research and development effort, Product Management and Development were merged as a single department. Fred Dean, Vice President of Product Management, assumed management of the combined department. The former Vice President of Development left Timeline as an employee but is providing management services to the Company under a separate agreement.

GENERAL AND ADMINISTRATIVE


                                Three Months Ended June 30,
                                    1996            1995       Change
- ---------------------------------------------------------------------
(Dollars in Thousands)
General & administrative            613             403          52%
Percentage of revenues              41%             31%
- ---------------------------------------------------------------------

The increase in general and administrative expenses between comparable three month periods ended June 30, 1995 and June 30, 1996, reflects increased administration personnel, rent, and general office expenses in our recently opened London, England office. Additionally, expanded office space has caused increased rent and related expense in the Company's Bellevue location. Finally, G&A expenses generally reflect the higher costs associated with supporting an approximate 60% increase in employment at the Company from June 30, 1995 to June 30, 1996.

Management believes general and administrative expenses will continue to increase in the future. However, management does not anticipate increases at a rate equivalent to those reflected herein as future growth in employment is projected to be at a more modest rate.

INCOME TAX

Income taxes are provided in the statement of operations in accordance with the liability method. The Company previously determined that the tax assets generated by the prior year's net operating losses and research and experimentation credits did not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance was recorded against the applicable deferred tax assets and therefore no tax benefit was recorded in prior years. Therefore, the previously recorded valuation allowance will be reversed to the extent of taxable income.

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership, which limits the amount of net operating loss carryforwards and credits which may be used in any given year. However, the Company does not expect this to be a factor in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities increased from $391,716 at March 31, 1996 to $1,748,580 at June 30, 1996. The Company had net
working capital (excluding deferred revenue) of $2,423,374 at June 30, 1996. The Company's liquid position is directly attributable to the receipt of $2,332,058, net of issuance costs, upon closing of a private placement of common stock in May of 1996, offset by losses of $631,131 incurred during this quarter.

The Company believes funds from operations and interest income will provide the Company with sufficient funds to finance its operations. The Company maintains a $750,000 line of credit with a local bank. The line of credit has a variable rate of interest of prime plus 1.5%. Related borrowings are secured by the Company's short-term investments. Any guarantee of the obligation of the Timeline Employee Stock Ownership Trust reduces the amount available to be drawn on this line of credit. There were no borrowings outstanding under this line of credit as of June 30, 1996.

                          PART II. - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

               27.1  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Timeline, Inc.
                                 (Registrant)


Date:  August 13, 1996           By: /s/ CHARLES R. OSENBAUGH
                                     -----------------------------------------
                                         Charles R. Osenbaugh
                                         Executive Vice President/
                                         Chief Financial Officer


                                 Signed on behalf of registrant and as principal financial officer.

                                 EXHIBITS INDEX





EXHIBIT
NUMBER                DESCRIPTION
- -------          ------------------------

27.1             Financial Data Schedule