Form 10KSB/A
period 1996-03-31
TIMELINE INC
filed 1996-09-05
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO. 2

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


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Issuer's registration statement on Form SB-2, as amended and declared effective on January 18, 1995 (No. 33-85320)(the "Form SB-2"); and (2) final prospectus dated January 18, 1995 and filed with the Commission pursuant to Rule 424(b)(the "Prospectus").

                              PURPOSE OF AMENDMENT

Items 9, 10, 11 and 12 of Part III of Issuer's report on Form 10-KSB for the fiscal year ended March 31, 1996 are amended to read in their entirety as set forth herein, and all references in such Form 10-KSB to information incorporated by reference from the Proxy Statement relating to Issuer's
July 15, 1996 Annual Meeting of Shareholders are hereby deleted.
================================================================================
This filing consists of one document.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, INCLUDING DIRECTORS WHO ARE OFFICERS

        For information pertaining to executive officers, including executive officers who are directors of the Registrant, see "Executive Officers" in Item 1 of Part I of this Form 10-KSB.

         RECENT DEVELOPMENTS. At the Company's annual meeting of shareholders on July 15, 1996, Mr. Osenbaugh was re-elected as a Director to serve for an additional three-year term expiring at the 1999 annual meeting of the Company's shareholders.

         In July 1996, Mr. Mooradian resigned as the Company's Vice President of North American Sales, and the Company has no plans to fill this position in the near future.

         In June 1996, as a part of management's ongoing analysis of the effectiveness of the research and development efforts, Product Management and Development were merged as a single department, and Mr. Dean, Vice President of Product Management, assumed management of the combined department. In addition, Mr. Kouchi resigned as Vice President of Development and left the Company as an employee, but is providing management services to the Company under a separate agreement.

DIRECTORS NOT EMPLOYEES

         KENT L. JOHNSON has been a Director of the Company since inception;
his term expires at the 1997 annual meeting of the Company's shareholders. He is President of Alexander Hutton Capital, L.L.C., a Seattle-based investment banking firm that he co-founded in October 1994 and that specializes in equity capital formation for emerging growth companies. From April 1989 to June 1994, he served as Senior Vice President and Chief Operating Officer of Brazier Forest Industries, Inc., a Seattle-based forest products company. From 1987 to 1989, he was President and Chief Executive Officer of OverDrive Systems, Inc., an electronic publishing software company based in Cleveland, Ohio, and from 1982 to 1987, was President and Chief Executive Officer of Microrim, Inc., a database software company located in Bellevue, Washington. Prior to entering the software industry, Mr. Johnson was Chief Financial Officer of Fiberchem, Inc., a wholesale distributor, from 1977 to 1982. Following his military career as an officer in the U.S. Army, Mr. Johnson began his professional career as a management consultant with Arthur Andersen & Co., where he was employed from 1970 to 1977. Mr. Johnson currently serves as a director of several private companies, and devotes considerable time to private investment activities. Mr. Johnson has a B.B.A. degree in Business Administration from the University of Washington and an M.B.A. degree from Seattle University, where he serves on the Business Advisory Board. He received his CPA certificate in 1970.

         MICHAEL R. HALLMAN has been a Director of the Company since inception; his term expires at the 1998 annual meeting of the Company's shareholders. Since November 1993, he has served as Chairman of the Board of Information Optics Corporation, an optical computer memory and storage company located in Issaquah, Washington. Mr. Hallman is also the founder and President of the Hallman Group, a management consulting firm that focuses on marketing, sales, organizational development and operations for the computer industry. From February 1990 to March 1992, he was President and Chief Operating Officer of Microsoft Corporation. From February 1987 to February 1990, Mr. Hallman served as Vice President of the Boeing Company and as President of Boeing Computer Services, Inc. Mr. Hallman started his career with the IBM Corporation, where he last held the position of Vice President of Field Operations. He now serves as a director of several public and private companies, including Intuit, Inc., InFocus Systems, Inc., Amdahl, Network Appliance Corp., and Keytronics Corporation. Mr. Hallman holds a B.B.A. degree in Business Administration and an M.B.A. degree, both from the University of Michigan.

 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the SEC and with the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 disclosing delinquently reported transactions were required for those persons, the Company believes that, during the year ended March 31, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the following: (1) No Form 3 Initial Statement of Beneficial Ownership of Securities was filed by February 10, 1996 for Michael Mooradian. Mr. Mooradian's beneficial ownership of Timeline Securities has been reported on a Form 5 filed on May 15, 1996. (2) No Form 5 was filed by May 15, 1996 to reflect the termination of Kent Johnson's indirect ownership of Timeline Securities owned by his former spouse. A Form 5 was filed on or about June 14, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows for the years ended March 31, 1996 and 1995, respectively, certain compensation awarded or paid to, or earned by, the Named Executive Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                         ANNUAL COMPENSATION      COMPENSATION
                                                         -------------------      ------------
                                                                                   SECURITIES          ALL OTHER
                                                                           BONUS   UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR          SALARY ($)         ($)    OPTION (1)           ($)(2)
- ---------------------------                ----          ----------        -----   ----------           ------
John Calahan, President & Chief            1996          $183,035            --      10,000            $10,515
   Executive Officer                       1995           111,702            --       6,600(3)           5,665


Charles R. Osenbaugh, Executive            1996           145,030            --       9,000              6,000
   Vice President and Chief                1995           100,000            --      17,325(3)           6,732
   Financial Officer                                                         --


Frederick W. Dean, Vice                    1996           106,869            --      12,000              4,549
   President -- Product                    1995           106,367            --       6,600(3)           8,548
   Management

Robert B. Wallace, Vice President          1996           128,813            --      26,000                 --
   -- Educational Services                 1995           113,918            --          --              2,023


Donald K. Babcock, Senior                  1996           124,390            --          --              2,613
   Technologist                            1995           104,836            --          --              3,959



(1) All referenced options granted are exercisable at prices equal to the fair market value of the Common Stock on the respective dates of grant.

(2) Represents dollar value of medical, disability, and life insurance premiums paid by the Company for the benefit of the respective named officers.

(3) Represents warrants to purchase the indicated number of shares of Common Stock, at an exercise price of $3.64 per share, as consideration for certain personal guarantees of loans incurred by the Company.

STOCK OPTION GRANTS AND EXERCISES

         For the fiscal year ended March 31, 1996, no options were exercised by the Named Executive Officers. The following table shows, for the fiscal year ended March 31, 1996, certain information regarding options granted to the Named Executive Officers:

                                                                                                      POTENTIAL REALIZABLE VALUE
                            NUMBER OF                                                                  AT ASSUMED ANNUAL RATES
                              SHARES           PERCENTAGE OF                                                OF STOCK PRICE
                            UNDERLYING         TOTAL OPTIONS          EXERCISE                             APPRECIATION FOR
                             OPTIONS             GRANTED TO           PRICE PER         EXPIRATION           OPTION TERM
NAME                       GRANTED (#1)          EMPLOYEES              SHARE              DATE            5%        10%
- ----                       ------------          ---------              -----              ----            --        ---
John Calahan                 10,000                  5.4%               $3.93            4/30/05         $24,900   $62,700
Charles Osenbaugh             9,000                  4.8%                3.57            4/30/05          20,340    51,930
Frederick Dean               12,000                  6.4%                3.57            4/30/05          27,120    69,240
Robert Wallace                6,000                  3.2%                3.57            4/30/05          13,560    34,610
                             20,000                 10.7%                6.75            8/03/05          45,200   115,400


         The following table shows, for the fiscal year ended March 31, 1996, certain information regarding options held at year end by the Named Executive Officers.

                       FISCAL YEAR-END 1996 OPTION VALUES

                                                          NUMBER OF SHARES
                                                           OF COMMON STOCK                      VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FISCAL YEAR END              AT FISCAL YEAR ENDED (1)
                                                      --------------------------              ------------------------
NAME                                                EXERCISABLE        UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
- ----                                                -----------        -------------         -----------       -------------
John Calahan, President & Chief Executive
    Officer .................................        17,876                7,500               $64,228             $18,375

Charles R. Osenbaugh, Executive Vice
    President and Chief Financial Officer....        28,351                6,750                93,812              18,968

Frederick W. Dean, Vice President --
    Product Management ......................        11,250               10,650                31,035              29,811

Robert B. Wallace, Vice President --
    Educational Services ....................        13,875               36,875                38,123              39,153

Donald K. Babcock, Senior Technologist ......         8,776                - 0 -                40,019               - 0 -



(1) Value of unexercised in-the-money options is calculated based on the market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on March 31, 1996 at the fair market value of $6.38 per share.

COMPENSATION OF DIRECTORS

         During the year ended March 31, 1996, the Company did not compensate its directors for their service as directors. Pursuant to the terms of the Company's Directors' Non-Qualified Stock Option Plan, the non-employee directors of the Company were each granted options to purchase 3,000 shares of Common Stock on May 1, 1995. These options are also to be automatically granted to any new non-employee director 90 days after he or she becomes a director.

EMPLOYMENT AGREEMENTS

         Messrs. Calahan, Kouchi and Babcock have entered into employment agreements with the Company, each of which became effective February 1, 1995.

         Mr. Calahan's five-year agreement provides for an annual salary of $150,000, with an annual bonus of up to $75,000 based on achievement of net income goals to be established by the Board of Directors. In the event of termination of Mr. Calahan's employment by the Company during the initial 24 months of the agreement, except in the case of termination for cause, he will continue to receive the remaining portion of his salary until expiration of such 24-month period. Under terms of a noncompete agreement with the Company, Mr. Calahan has agreed not to compete with the Company for two years following termination of his employment. If there is a change of control in the Company which results in removal of Mr. Calahan as an executive officer or director of the Company, the agreement provides that the Company will pay Mr. Calahan $250,000.

         Mr. Babcock's five-year agreement provides for an annual salary of $127,000, and permits Mr. Babcock to defer up to $25,000 of his salary each year. In the event of involuntary termination of Mr. Babcock's employment, except in the case of termination for cause as specified in the agreement, he will continue to receive $70,000 annually for each year remaining on his employment contract from the date of termination. He has agreed not to compete with the Company for a period of 10 years following the termination of his employment.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of May 31, 1996 by: (i) each director; (ii) the Company's Chief Executive Officer and each of its other four most highly compensated executives (collectively, the "Named Executive Officers") for the year ended March 31, 1996; and (iii) all directors and executive officers of the Company as a group. The Company is not aware of any person who is a beneficial owner of more than 5% of its Common Stock other than certain of its executive officers who are identified below.

                                                                                   SHARES OF COMMON STOCK
                                                                                   BENEFICIALLY OWNED (1)
                                                                                ----------------------------
                                                                                 NUMBER             PERCENT
         BENEFICIAL OWNER                                                       OF SHARES          OF TOTAL
         ----------------                                                       ---------          --------
         John W. Calahan (2)                                                     413,876            14.6%
         c/o Timeline, Inc.
         3055 112th Avenue N.E., Suite 106
         Bellevue, WA  98004

         Charles R. Osenbaugh (3)                                                254,787             9.0
         c/o Timeline, Inc.
         3055 112th Avenue N.E., Suite 106
         Bellevue, WA  98004

         Donald K. Babcock (4)                                                   187,175             6.6
         c/o Timeline, Inc.
         3055 112th Avenue N.E., Suite 106
         Bellevue, WA  98004

         Frederick W. Dean (5)                                                   149,650             5.3
         c/o Timeline, Inc.
         3055 112th Avenue N.E., Suite 106
         Bellevue, WA  98004

         Michael R. Hallman (6)                                                   85,273             3.0
         600 Skyline Tower
         10900 N.E. 4th Street
         Bellevue, WA  98004

         Kent L. Johnson (7)                                                      51,998             1.8
         c/o Alexander Hutton Capital, L.L.C.
         1325 4th Avenue, Suite 535
         Seattle, WA  98101

         Robert B. Wallace (8)                                                    17,505             0.6
         c/o Timeline, Inc.
         3055 112th Avenue N.E., Suite 106
         Bellevue, WA  98004

         All directors and executive officers as a group                       1,175,299            41.0
             (nine persons) (9)

(1) This table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.

(2) Includes (i) 11,276 shares issuable upon exercise of vested options held by Mr. Calahan and (ii) 6,600 shares issuable upon exercise of warrants granted to Mr. Calahan in connection with certain Company loan guarantees.

(3) Includes (i) 11,026 shares issuable upon exercise of vested options held by Mr. Osenbaugh and (ii) 17,325 shares issuable upon exercise of warrants granted to Mr. Osenbaugh in connection with certain Company loan guarantees. Does not include 15,015 shares held in an individual retirement account belonging to Mr. Osenbaugh's spouse; Mr. Osenbaugh disclaims any beneficial interest in such shares.

(4) Includes 8,776 shares issuable upon exercise of vested options held by Mr. Babcock.

(5) Includes (i) 6,600 shares issuable upon exercise of warrants granted to Mr. Dean in connection with certain Company loan guarantees and (ii) 4,650 shares issuable upon exercise of vested options held by Mr. Dean.

(6) Includes (i) 42,098 shares issuable upon exercise of vested options held by Mr. Hallman and (ii) 4,125 shares issuable upon exercise of warrants granted to Mr. Hallman in connection with a loan he made to the Company.

(7) Includes 42,098 shares issuable upon exercise of vested options held by Mr. Johnson

(8) Includes 13,875 shares issuable upon exercise of vested options held by Mr. Wallace.

(9) Consists of Messrs. Calahan, Osenbaugh, Babcock, Dean, Wallace, Kouchi, Hallman, Johnson, Carton, Evans, and Mooradian.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has granted warrants in connection with various loans made to the Company and personal guarantees of third-party debt incurred by the Company. The number of shares subject to each such warrant, and the exercise price of each, was negotiated at the respective times each such warrant was granted. In August 1993, Mr. Hallman was granted a warrant to purchase 4,125 shares of Common Stock, at an exercise price of $3.64 per share, in connection with a loan he made to the Company. In July 1994, Messrs. Calahan, Osenbaugh and Dean were granted warrants to purchase 6,600, 17,325 and 6,600 shares of Common Stock, respectively, each at an exercise price of $3.64 per share, as consideration for certain personal guarantees of loans incurred by the Company.

         Mr. Osenbaugh is a 50% shareholder of SoftForce Inc., an Iowa-based distributor of software which currently employs six persons. The remaining shares of SoftForce, Inc. are owned by a brother of Mr. Osenbaugh. SoftForce Inc. distributes Company products pursuant to a standard Company distribution agreement. The Company believes its distribution agreement with SoftForce Inc. was made on terms no less favorable to the Company than could have been obtained from unaffiliated third party distributors.

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

                                        Dated:  September 5, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                 Capacities                               Date
                 ---------                                 ----------                               ----
            /s/ John W. Calahan                             Director                            September 5, 1996
- --------------------------------------------                President
              John W. Calahan                        Chief Executive Officer


           /s/ Donald K. Babcock                            Director                            September 5, 1996
- --------------------------------------------           Senior Technologist
             Donald K. Babcock


         /s/ Charles R. Osenbaugh                           Director                            September 5, 1996
- --------------------------------------------        Chief Financial Officer
           Charles R. Osenbaugh                     Executive Vice President
                                                     Treasurer and Secretary
                                                  (principal accounting officer)

                                                            Director                            September __, 1996
- --------------------------------------------
            Michael R. Hallman


                                                            Director                            September __, 1996
- --------------------------------------------
              Kent L. Johnson