Form 10QSB
period 1996-09-30
TIMELINE INC
filed 1996-11-14
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996        COMMISSION FILE NUMBER  1-13524

                                 TIMELINE, INC.

        (Exact name of small business issuer as specified in its charter)

               WASHINGTON                                 91-1590734
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  OUTSTANDING AT
              CLASS                              NOVEMBER 8, 1996
Common Stock, $.01 Par Value                        3,047,519

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,      March 31,
                                                                   1996              1996
                             ASSETS                             (unaudited)        (audited)
                                                                -----------       -----------
CURRENT ASSETS:
Cash & cash equivalents                                         $   354,763       $   284,542
Short-term investments                                                   --           107,174
Accounts receivable, net of
     allowance of $45,418 and $69,601                             1,449,778         1,181,322
Prepaid expenses and other                                          284,227           295,126
                                                                -----------       -----------
          Total current assets                                    2,088,768         1,868,164
PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $1,370,454 and $1,245,908                      851,489           853,174
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $335,730 and $251,777                          678,546           210,040
OTHER ASSETS                                                         81,380            86,447
                                                                -----------       -----------
          Total assets                                          $ 3,700,183       $ 3,017,825
                                                                ===========       ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $   225,865       $   422,534
Accrued expenses                                                    284,879           280,914
Deferred revenue                                                    429,637           431,503
Current portion of long-term debt                                   225,000           125,000
Current portion of obligations under capital leases                  54,094            64,511
                                                                -----------       -----------
     Total current liabilities                                    1,219,475         1,324,462
LONG TERM DEBT, net of current portion                              552,083           375,000
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion              6,072            38,204
                                                                -----------       -----------
     Total liabilities                                            1,777,630         1,737,666
                                                                -----------       -----------
STOCKHOLDERS' EQUITY:
Common stock                                                         31,424            26,146
Additional paid-in capital                                        9,229,887         6,843,166
Deferred compensation                                              (470,018)         (500,000)
Foreign currency adjustment                                           3,034                --
Accumulated deficit                                              (6,871,774)       (5,089,153)
                                                                -----------       -----------
     Total stockholders' equity                                   1,922,553         1,280,159
                                                                -----------       -----------
     Total liabilities and stockholders' equity                 $ 3,700,183       $ 3,017,825
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months                         Six months
                                                    ended                               ended
                                        September 30,     September 30,     September 30,     September 30,
                                           1996               1995              1996             1995
                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                        -----------       -----------       -----------       -----------
REVENUES:
Software license                        $   215,686       $   672,806       $   990,574       $ 1,387,002
Maintenance                                 236,146           192,498           413,101           431,191
Consulting                                  810,242           536,529         1,338,062           889,650
Other                                        40,841             7,500            40,841            15,000
                                        -----------       -----------       -----------       -----------
     Total revenues                       1,302,915         1,409,333         2,782,578         2,722,843
COST OF REVENUES                            534,384           384,348           950,736           678,582
                                        -----------       -----------       -----------       -----------
     Gross profit                           768,531         1,024,985         1,831,842         2,044,261
                                        -----------       -----------       -----------       -----------
OPERATING EXPENSES:
Sales and marketing                         840,585           366,445         1,711,445           738,542
General and administrative                  513,417           352,063           912,507           754,666
Research and development                    482,816           185,035           819,339           325,324
Depreciation                                 63,000            34,926           125,353            63,514
                                        -----------       -----------       -----------       -----------
     Total operating expenses             1,899,818           938,469         3,568,644         1,882,046
     (Loss) income from operations       (1,131,287)           86,516        (1,736,802)          162,215
OTHER INCOME (EXPENSE):
Interest income                               8,375            38,667            13,579            75,196
Interest expense and other                  (28,578)           (3,486)          (59,398)           (7,699)
                                        -----------       -----------       -----------       -----------
     Total other income (expense)           (20,203)           35,181           (45,819)           67,497
                                        -----------       -----------       -----------       -----------
     Net loss                           $(1,151,490)      $   121,697       $(1,782,621)      $   229,712
                                        ===========       ===========       ===========       ===========
NET LOSS PER COMMON SHARE               $     (0.38)      $      0.05       $     (0.62)      $      0.09
                                        ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        3,040,906         2,519,376         2,867,063         2,519,376
                                        ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                               1996              1995
                                                            (unaudited)       (unaudited)
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in operations                            $(1,950,452)      $  (438,291)
                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                       (123,668)         (144,471)
     Capitalized software costs                                (552,459)               --
     Sales of short-term investments                            107,174           190,000
                                                            -----------       -----------
             Net cash used in investing activities             (568,953)           45,529
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                350,000                --
     Borrowings under line of credit                                 --            80,000
     Payments on notes payable                                  (72,917)               --
     Payments on capital lease obligations                      (42,549)          (32,415)
     Proceeds from secondary public offering                  2,553,425                --
     Costs of secondary public offering                        (201,367)               --
                                                            -----------       -----------
             Net cash provided by financing activities        2,586,592            47,585
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           3,034                --
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                   70,221          (345,177)
CASH AND CASH EQUIVALENTS, beginning of period
                                                                284,542           387,382
                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                    $   354,763       $    42,205
                                                            ===========       ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
     Cash paid during the period for -
                          Interest                          $    48,938       $     7,699
                          Taxes                                      --                --

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the six month period ended September 30, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1996, previously reported.

Capitalized Software Costs

During the six months ended September 30, 1996 and 1995, the Company capitalized $552,459 and $0, respectively, of software development costs related to its MV Analyst and MV Server products. Amortization expense on capitalized software costs for these same periods was $83,953 and $44,153, respectively.

Net Loss per Common and Common Equivalent Shares

For the six months ended September 30, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

2. SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1996 to September 30, 1996 were as follows:

         Shareholders' equity, March 31, 1996                       $ 1,280,159
         Issuance of common stock                                     2,553,425
         Issuance costs                                                (201,367)
         Amortization of deferred compensation                           29,982
         Exercise of stock options                                       39,941
         Net loss                                                    (1,782,621)
         Foreign currency translation adjustment                          3,034
                                                                    -----------
         Shareholders' equity, September 30, 1996                   $ 1,922,553
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

REVENUES

                                    Three Months Ended                  Six Months Ended
                                       September 30,                      September 30,
                                     1996       1995       Change       1996       1995       Change
------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Software license                      216        673        (68%)        991      1,387        (29%)
Maintenance                           236        192         23%         413        431         (4%)
Consulting                            810        537         51%       1,338        890         50%
Other                                  41          7        486%          41         15        173%
                                    ----------------                   ----------------
Revenues                            1,303      1,409         (8)%      2,783      2,723          2%
------------------------------------------------------------------------------------------------------

The minimal decrease in net sales for the three months and minimal increase in net sales for the six months ended September 30, 1996 over the same period ending September 30, 1995, was attributable to a decrease in new license fees in the second fiscal quarter of 1997 of $457 compared to the prior year period. This decrease in new license revenue, management believes, is not reflective of a weakness in the market in general, but is due to the failure of the US sales team in meeting their objectives. Management believes this was caused by a number of factors including the resignation of Timeline's Vice President of US sales on July 31, 1996, the failure to close agreements with prospects by the end of the quarter, and the diversion of time and effort to enroll potential distributors of Timeline software which did not come to fruition until the subsequent quarter. Management believes new license revenue will return to a level approximating the level experienced in the first fiscal quarter of 1997 during subsequent quarters. European software license revenue generated in fiscal 1997 was a positive addition as there was not a European office in comparable periods of fiscal 1996.

Both consulting revenue and other revenue increased for the three and six months periods ended September 30, 1996. This reflects additional work performed on the continued installations of Timeline software and a significant contribution from development work performed under contract with Microsoft Corporation.

Maintenance revenue increased 23% during the second quarter of fiscal 1997 as compared to the same period of fiscal 1996. This is due to maintenance revenue now being generated on contracts with users of MV Analyst(TM) and MV Server(TM) which offset the expected continuing weakness in renewals of maintenance on the Company's Digital-based software. The increase represents a reversal of a trend of decreasing maintenance revenue over the last several years. Management believes this positive trend will likely continue as maintenance revenue on its MV Analyst(TM) and MV Server(TM) products offsets continued declines in the Company's maintenance from its Digital installed base.

GROSS MARGIN

                                     Three Months Ended                  Six Months Ended
                                       September 30,                       September 30,
                                      1996      1995          Change     1996        1995        Change
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                          769       1,025         (25%)      1,832       2,044        (10%)
Percentage of revenues                 59%         73%                      66%         75%
-------------------------------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and consulting and maintenance revenue which is labor intensive. The decrease in gross margin between the three months ended September 30, 1996 and 1995 of 25% is due primarily to lower software license revenues in the 1996 period.

SALES AND MARKETING

                                      Three Months Ended                 Six Months Ended
                                        September 30,                      September 30,
                                      1996        1995        Change    1996          1995    Change
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                   841         366         130%      1,711         739        132%
Percentage of revenues                 65%         26%                     61%         27%
----------------------------------------------------------------------------------------------------

Sales and marketing expenses during the six months ended September 30, 1996, increased 132% to $1,711 from $739 in the six month period ended September 30, 1995. This increase is due to the Company increasing the number of personnel in these areas in an effort to increase direct sales. The increase is also due to the Company's European office in England not being open in the six month period ended September 30, 1995, therefore there were no expenses of this new office in that period. The Company has shifted its emphasis from primarily direct sales to combining this with channel sales through its new distribution partners. Due to this move and the third quarter reduction in personnel in certain direct sales, telemarketing, marketing and trade show support, the Company anticipates these costs will be reduced in the future. The Company does anticipate increasing its sales force in England.

In early September, the Company's introduction of a universal filter into its desktop MV Analyst(TM) product has led to agreement in principal with several US accounting vendors to distribute the product through the distributors' sales force. While considerable joint sales activities will be involved initially to train the distributors' sales forces and prove the value to their end users, the goal is to mature these distributors into unassisted sales outlets.

GENERAL AND ADMINISTRATIVE

                                    Three Months Ended            Six Months Ended
                                      September 30,                 September 30,
                                    1996      1995       Change   1996      1995   Change
-----------------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative            513       352        46%      913       755       21%
Percentage of net sales              39%       25%                 33%       28%
-----------------------------------------------------------------------------------------

General and administrative expenses for the six month period ended September 30, 1996, have increased 21%, to $913, over the comparable period last year of $755. The increase is primarily due to the addition of administrative personnel in the Company due to the growth of its development, sales and consulting departments. Also, in the six months ended September 30, 1996 compared to the same period in the prior year, the Company had office space in Chicago and London and increased office space in its Bellevue location, which contributed to higher expense. The Company anticipates these costs to remain stable in the near future.

RESEARCH AND DEVELOPMENT

                                   Three Months Ended            Six Months Ended
                                     September 30,                 September 30,
                                    1996      1995      Change    1996      1995   Change
-----------------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development              483       185       161%      819       325      152%
Percentage of revenue                37%       13%                 29%       12%
-----------------------------------------------------------------------------------------

Research and development expenses for the six months ended September 30, 1996, increased $494, or 152% over the same period in the prior year. These increases are attributable to increased development of the Company's desktop product, MV Analyst(TM), and the filters associated with the Small Business Financial Manager. The development of MV Analyst(TM) was commenced after the second quarter of fiscal 1996, and as such, no expenses related to its development were incurred in the six months ended September 30, 1995.

MV Analyst(TM) allows the Company to license a solution for financial reporting on smaller data-sets of data from accounting systems without the need for MV Server(TM). MV Server(TM) will remain a requirement for higher volumes of data and to undertake certain processing of data such as consolidations, foreign currency conversations, and allocations. When MV Server(TM) is required, MV Analyst(TM) serves as the user interface on the desktop to display the results of processing occurring on the MV Server(TM).

The newly introduced capability to market MV Analyst(TM) as a stand alone product allows the Company to market to a much broader range of users at a lower price. The Company believes MV Analyst(TM) as a stand alone product will be the main attraction to potential distributors who require a more moderately priced solution for use by departmental and smaller volume users.

Management anticipates the level of research and development expenses will decrease in future quarters due to the fact initial product releases have occurred. This trend could reverse if certain development contracts for third parties are obtained or in conjunction with meeting the needs of distributors where management deems it is warranted by product demand.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased from $391,716 at March 31, 1996 to $354,763 at September 30, 1996. The Company had net working capital (excluding deferred revenue) of $1,298,930 at September 30, 1996.

The Company anticipates cash from operations and existing working capital will be adequate to fund operations in the near term. However, it is imperative the Company return to profitability or secure additional debt or equity financing through public or private arrangements, with corporate collaborators, or other sources. The Company is pursuing strategic alliances to facilitate the distribution of its products and raise additional financing. Adequate financing may not be available when needed or on terms acceptable to the Company.

When used in this report on Form 10-QSB, words such as "anticipates," "expects," and similar expressions are intended to identify forward looking statements. Such statements are subject to risk, uncertainties and assumptions. For example, adequate financing, as needed to fund the Company's operations, may not be available or on terms acceptable to the Company. Similarly, sales revenues may not meet management's expectations in the near term. These and other circumstances and events, including some of which the Company may be unable to anticipate, may cause actual results to vary materially from those anticipated or expected.

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Shareholders held on July 15, 1996, the director nominee was duly elected.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Timeline, Inc.
                                   (Registrant)

Date:  November 13, 1996          By:  /s/ CHARLES R. OSENBAUGH
                                           Charles R. Osenbaugh
                                           Executive Vice President/
                                           Chief Financial Officer


                                   Signed on behalf of registrant and as
                                   principal financial officer.

                                 EXHIBITS INDEX

          EXHIBIT                                                    SEQUENTIALLY
          NUMBER            DESCRIPTION                            NUMBERED PAGE
          ------            -----------                            -------------
           27.1             Financial Data Schedule                      13