Form 10QSB
period 1996-12-31
TIMELINE INC
filed 1997-02-11
CIK 909736

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1996         COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
       (Exact name of small business issuer as specified in its charter)



          WASHINGTON                                            91-1590734
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                        3055 112TH AVENUE N.E., STE. 106
                              BELLEVUE, WA  98004
                    (Address of principal executive offices)

                                 (206) 822-3140
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                               ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               OUTSTANDING AT
           CLASS                                              FEBRUARY 7, 1997
Common Stock, $.01 Par Value                                       3,047,519

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31         March 31,
                                                                                  1996                1996
                           ASSETS                                              (unaudited)         (audited)
                                                                             --------------       ------------
CURRENT ASSETS:
Cash & cash equivalents                                                      $       2,139        $    284,542
Short-term investments                                                                   -             107,174
Accounts receivable, net of
     allowance of $28,777 and $69,601                                            1,882,336           1,181,322
Prepaid expenses and other                                                          91,128             295,126
                                                                             --------------       ------------
          Total current assets                                                   1,975,603           1,868,164

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $1,442,021 and $1,245,908                                     801,557             853,174
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $410,012 and $251,777                                         647,164             210,040
OTHER ASSETS                                                                        63,440              86,447
                                                                             --------------       ------------
          Total assets                                                       $   3,487,764        $  3,017,825
                                                                             ==============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $     367,680        $    422,534
Accrued expenses                                                                   423,958             280,914
Deferred revenue                                                                   517,310             431,503
Current portion of long-term debt                                                  225,000             125,000
Current portion of obligations under capital leases                                 36,156              64,511
                                                                             --------------       ------------
     Total current liabilities                                                   1,570,104           1,324,462

LONG TERM DEBT, net of current portion                                             539,212             375,000
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                             6,072              38,204
                                                                             --------------       ------------
     Total liabilities                                                           2,115,388           1,737,666
                                                                             --------------       ------------
STOCKHOLDERS' EQUITY:
Common stock                                                                        31,430              26,146
Additional paid-in capital                                                       9,185,817           6,847,329
Deferred compensation                                                             (461,216)           (500,000)
Foreign currency adjustment                                                        (13,772)             (4,163)
Accumulated deficit                                                             (7,369,883)         (5,089,153)
                                                                             --------------       ------------
     Total stockholders' equity                                                  1,372,376           1,280,159
                                                                             --------------       ------------
     Total liabilities and stockholders' equity                              $    3,487,764       $  3,017,825
                                                                             ==============       ============

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three months ended                   Nine months ended
                                                       December 31       December 31       December 31       December 31
                                                           1996              1995              1996              1995
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                       -----------      -------------      ------------      -----------
REVENUES:
Software license                                         $  700,978         $ 211,725     $   1,691,552     $   1,598,727
Software development                                              -           400,000                 -           400,000
Maintenance                                                 188,574           254,081           601,674           685,272
Consulting                                                  732,279           502,515         2,070,340         1,392,165
Other                                                         9,450                 -            50,292            15,000
                                                         ----------         ---------     -------------     -------------
     Total revenues                                       1,631,281         1,368,321         4,413,858         4,091,164

COST OF REVENUES                                            723,984           765,208         1,674,720         1,443,815
                                                         ----------         ---------     -------------     -------------
     Gross profit                                           907,297           603,113         2,739,138         2,647,349
                                                         ----------         ---------     -------------     -------------
OPERATING EXPENSES:
Sales and marketing                                         446,709           325,807         2,312,561         1,064,349
General and administrative                                  533,516           502,244         1,446,022         1,256,885
Research and development                                    311,492           225,130           976,424           550,454
Depreciation                                                 71,567            45,117           196,920           108,631
                                                         ----------         ---------     -------------     -------------
     Total operating expenses                             1,363,284         1,098,298         4,931,927         2,980,319

     (Loss) income from operations                         (455,987)         (495,185)       (2,192,789)         (332,970)

OTHER INCOME (EXPENSE):
Interest income                                               1,283            28,476             14,861          103,672
Interest expense and other                                  (43,403)          (13,768)         (102,802)          (21,467)
                                                         ----------         ---------     -------------     -------------
     Total other income (expense)                           (42,120)           14,708           (87,941)           82,205
                                                         ----------         ---------     -------------     -------------
     Net loss                                            $ (498,107)        $(480,477)    $  (2,280,730)    $    (250,765)
                                                         ==========         =========     =============     =============
NET LOSS PER COMMON SHARE                                $    (0.16)        $   (0.19)    $       (0.78)    $       (0.10)
                                                         ==========         =========     =============     =============
WEIGHTED AVERAGE COMMON                                   3,055,283         2,519,376         2,931,477         2,519,376
SHARES OUTSTANDING                                       ==========         =========     =============     =============


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                                         1996                1995
                                                                                     (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash used in operations                                                      $ (2,146,862)       $   (798,781)
                                                                                     ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (145,303)           (259,653)
    Capitalized software costs                                                           (595,359)                  -
    Sales of short-term investments                                                       107,174             500,000
                                                                                     ------------        ------------
             Net cash (used in) provided by investing activities                         (633,488)            240,347

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                           350,000                   -
    Payments on notes payable                                                             (85,788)                  -
    Borrowings under line of credit                                                             -             955,000
    Repayments under line of credit                                                             -            (645,000)
    Payments on capital lease obligations                                                 (60,487)            (47,546)
    Proceeds from secondary public offering                                             2,553,425                   -
    Proceeds from stock option exercises                                                    1,435                   -
    Issuance and registration costs                                                      (251,030)                  -
                                                                                     ------------        ------------
             Net cash provided by financing activities                                   2,507,555            262,454

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (9,608)                  -

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (282,403)           (295,980)
CASH AND CASH EQUIVALENTS, beginning of period                                            284,542             387,382
                                                                                     ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                             $      2,139        $     91,402
                                                                                     ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for -
             Interest                                                                $    102,583       $     17,148
             Taxes                                                                              -                   -

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 1996

1.         INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the nine month period ended December 31, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1996, previously reported.

Capitalized Software Costs

During the nine months ended December 31, 1996 and 1995, the Company capitalized $595,359 and $0, respectively, of software development costs related to its MV Analyst and MV Server products. Amortization expense on capitalized software costs for these same periods was $158,235 and $58,467, respectively.

Net Loss per Common and Common Equivalent Shares

For the nine months ended December 31, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

2.       SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1996 to December 31, 1996 were as follows:

         Shareholders' equity, March 31, 1996                              $1,280,159
         Issuance of common stock                                           2,553,425
         Issuance costs                                                      (251,030)
         Amortization of deferred compensation                                 38,784
         Exercise of stock options                                              1,435
         Compensation expense on stock option exercises                        39,941
         Net loss                                                          (2,280,730)
         Foreign currency translation adjustment                               (9,608)
                                                                           ----------

         Shareholders' equity, December 31, 1996                           $1,372,376
                                                                           ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


REVENUES


                                Three Months Ended                        Nine Months Ended
                                    December 31                              December 31,
                                1996          1995         Change         1996           1995        Change
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Software license             701           212              231%       1,692          1,599               6%
Maintenance                  189           254             (26)%         602            685            (12)%
Consulting                   732           502               46%       2,070          1,392              49%
Software Development and
  Other                        9           400             (98)%          50            415            (88)%
                             -----------------                        ------          -----
Revenues                   1,631         1,368               19%       4,414          4,091               8%
-------------------------------------------------------------------------------------------------------------


Revenues increased for the three months and nine months ended December 31, 1996 over the same periods ending December 31, 1995. This increase was attributable in part to software license revenues generated in fiscal 1997 from the European subsidiary which was organized late in the third quarter of fiscal 1996. The increase in the third quarter software license revenue is also due to licensing the source code of the Small Business Financial Manager to Microsoft Corporation. The Company's decision to emphasize its MA Analyst desktop product, which has a lower license fee than its MV Server product, has had the result of continued weakness in US sales for the short term. While the number of new licenses continues to increase, the average license fee per site has been reduced. This change in market focus is hurting short term gross revenue in the US, however, management continues to believe it is reflective of the general market direction and provides the greatest long term potential.

Consulting revenue increased for the three and nine months periods ended December 31, 1996. This reflects additional work performed on the continued installations of Timeline software and a significant contribution from development work performed under contract with Microsoft Corporation. Software development revenue declined compared to a year ago because the delivery of the initial version of the Small Business Financial Manager to Microsoft Corporation was made in the third quarter of fiscal 1996.

Maintenance revenue decreased 26% during the third quarter of fiscal 1997 and 12% year-to-date as compared to the same periods of fiscal 1996. Maintenance revenue now being generated on contracts with users of MV Analyst(TM) and MV Server(TM) did not offset the expected continuing weakness in renewals of maintenance on the Company's Digital-based software. The decrease represents a reversal from last quarter, but is indicative of a trend of decreasing maintenance revenue over the last several years. Despite this setback, Management believes the trend will again be positive going forward as maintenance revenue on its MV Analyst(TM) and MV Server(TM) products offsets continued declines in the Company's maintenance from its Digital installed base.

GROSS MARGIN


                                Three Months Ended                        Nine Months Ended
                                   December 31,                              December 31
                                1996          1995         Change         1996           1995        Change
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                     907           603          50%           2,739         2,647          3%
Percentage of revenues            56%           44%                          62%           65%
------------------------------------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and consulting and maintenance revenue, which is labor intensive. The increase in gross margin between the three months ended December 31, 1996 and 1995 of 50% is due to higher software license revenues in the calendar 1996 period.


SALES AND MARKETING


                                Three Months Ended                        Nine Months Ended
                                    December 31                              December 31
                                1996          1995         Change         1996           1995        Change
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing              447           326          37%           2,313         1,064         117%
Percentage of revenues            27%           24%                          52%           26%
------------------------------------------------------------------------------------------------------------

Sales and marketing expenses during the nine months ended December 31, 1996, increased 117% to $2,313 from $1,064 in the nine month period ended December 31, 1995. The increase for the three month periods was significantly less at 37%. The overall increase is due to the Company increasing the number of personnel during the first several quarters of fiscal 1997, both domestically and in Europe, in an effort to increase direct sales. As a result of its focus on the MV Analyst desktop product, the Company has shifted its emphasis from primarily direct sales to combining this with channel sales through its new distribution partners. Due to this move and the third quarter reduction in US personnel in certain direct sales, telemarketing, marketing and trade show support, the Company anticipates these costs will not continue to grow materially in the future. However, cost reductions in the US will be offset, either in whole or in part, by continued increases in the sales force in England.

GENERAL AND ADMINISTRATIVE


                                    Three Months Ended                        Nine Months Ended
                                       December 31,                             December 31,
                                    1996         1995         Change         1996           1995         Change
----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative            534           502           6%           1,446         1,257          15%
Percentage of revenue                33%           37%                          33%           31%
----------------------------------------------------------------------------------------------------------------

General and administrative expenses for the nine month period ended December 31, 1996, increased 15% over the comparable period last year. The increase is primarily due to the addition of administrative personnel in offices in Chicago and London and increased office space in its Bellevue location in the first two
quarters of fiscal 1997, which contributed to higher expense.   However, in the
third quarter of fiscal 1997, administrative expense in the US declined compared to the first and second quarters of the year, reflecting a reduction in personnel as part of the Company's cost cutting initiative. The Company anticipates these costs to remain stable in the near future.


RESEARCH AND DEVELOPMENT


                                    Three Months Ended                        Nine Months Ended
                                       December 31,                             December 31,
                                    1996         1995         Change         1996           1995         Change
----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development              311           225           38%           976           550           77%
Percentage of revenue                19%           16%                         22%           13%
----------------------------------------------------------------------------------------------------------------

Research and development expenses for the three and nine months ended December 31, 1996, increased over the same period in the prior year. These increases reflect development of the Company's desktop product, MV Analyst(TM), and the filters associated with the Small Business Financial Manager. MV Analyst(TM) was conceived during the third quarter of fiscal 1996. However, most of the expenses related to its development were incurred in the nine months ended December 31, 1996. The Company believes the fact these products are now in commercial release and the emphasis on cost reductions going forward will cause research and development expenses to remain level to slightly down.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and marketable securities decreased from $391,716 at March 31, 1996 to $2,139 at December 31, 1996. The Company had net working capital (excluding deferred revenue) of $922,809 at December 31, 1996.

The Company anticipates cash from operations, borrowings and existing working capital will be adequate to fund operations in the near term. The Company maintains a $400,000 line of credit with a local bank. The line has a variable rate of interest of prime plus 2%. Related borrowings are secured by the Company's accounts receivable and intangible assets. There were no borrowings outstanding under this line of credit as of December 31, 1996, and $200,000 outstanding at February 1, 1997. However, it is imperative the Company return to profitability or secure additional debt or equity financing through public or private arrangements, with corporate collaborators, or other sources. The Company is pursuing strategic alliances to facilitate the distribution of its products and raise additional financing. Adequate financing may not be available when needed or on terms acceptable to the Company.

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

             None.

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1    Financial Data Schedule


         (b) A report on Form 8-K was filed on December 4, 1996, reporting Item 5 information contained in a press release issued relating to a change in management of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Timeline, Inc.
                                       (Registrant)


Date:  February 7, 1996                By:  /s/ Charles R. Osenbaugh
                                         --------------------------------------
                                                Charles R. Osenbaugh
                                                President, CEO and
                                                Chief Financial Officer

                                          Signed on behalf of registrant and as
                                          principal financial officer.

                                 EXHIBITS INDEX



EXHIBIT                                                           SEQUENTIALLY NUMBERED
NUMBER                           DESCRIPTION                                 PAGE
------            -----------------------------------------       ---------------------
 27.1             Financial Data Schedule                                      13