Form 10KSB
period 1997-03-31
TIMELINE INC
filed 1997-06-17
CIK 909736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $5,503,043.

As of May 15, 1997, 3,140,953 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $3,634,083 based on the average of the bid ($1.125) and ask ($1.188) prices on that date of $1.157.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Issuer's registration statement on Form SB-2, as amended and declared effective on January 18, 1995 (No. 33-85320) (the "Form SB-2"); (2) final prospectus dated January 18, 1995 and filed with the Commission pursuant to Rule 424(b) (the "Prospectus"); and (3) Proxy Statement relating to its July 11, 1997 Annual Meeting of Shareholders and to be filed with the Commission on or about the date hereof (the "Proxy Statement").

Transitional Small Business Disclosure Format (Check One):  Yes         No  X
                                                           ------       ------

--------------------------------------------------------------------------------

                                     PART I

The items discussed in this report on Form 10-KSB, including the Description of Business and the Management's Discussion and Analysis or Plan of Operation include a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

            It has been estimated 40% of the financial analysis and management reporting done in businesses today is accomplished through keying data from paper or fixed reports into spreadsheets. This reflects a desire to have data reside in a user friendly environment, such as Microsoft(R) Office, where the information is then available for automated inclusion in word processing documents, forwarding and distribution through electronic mail, manipulation in spreadsheets, etc. Electronic data residing in common desktop environments is also potentially available for distribution through the Internet.

            Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While Timeline products can present information in formatted reports, the Company's technology also permits the distribution of an actual database of information to the end user's personal computer. These databases are built through selective criteria which limit data transfer to only that data relevant to each particular end user. This design is intended to allow for the distribution of manageable packets of data over networks or the Internet and maintains corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end user. The end user may then view the data through standard corporate reports or through his or her library of customized personal reports. Additionally, the data resides in Microsoft Office, which makes it automatically available for use in Microsoft(R) Excel spreadsheets and all other Microsoft Office tools.

            Timeline believes that its proprietary technology, designed to allow the enterprise to avoid time-consuming, error-prone and costly keying of data, distinguishes Timeline's products from other vendors of reporting software. The data resident at the desktop is as valid as the data in the underlying accounting system. Moreover, the type of underlying accounting system, and the platform on which it resides, is immaterial. While many enterprises are migrating accounting functions from larger mainframe- and minicomputer-based systems to client/server systems, others have elected to retain their existing, or "legacy" accounting systems. Timeline's business strategy is focused on meeting the financial management needs of both types of enterprise by providing products which accept and report on data from both legacy and newer systems.

            In May 1994, following 17 years of marketing products designed solely for use in the Digital Equipment Corporation ("Digital") mainframe and minicomputer environment, the Company introduced its first client/server product, Open General Ledger(R) ("OGL(R)"). OGL incorporates technology designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft client/server environment, and to process transactions within the Microsoft operating system. The functions of OGL utilized in practice are its connectivity to multiple systems, its ability to distribute data to the desktop, and its complex reporting architecture for consolidations, allocations, budgeting and multiple foreign currency conversions.

            Refinements to this technology have resulted in the Company's MV Server(TM) and MV Analyst(TM) product lines, which emphasize financial reporting and management functions, rather than transaction processing, and enable the user to duplicate data directly from legacy and client/server systems. All of the functions of the OGL product listed above are available in the Company's MV products. By eliminating pure transaction processing, these new product offerings efficiently serve to complement existing systems by handling one or more of these more complex issues. The MV products are designed to extend the life of the existing systems, allow the purchase of less expensive new systems, and deliver data for reporting and analysis throughout the enterprise. The Company believes its MV products can complement accounting software vendors' products by adding functionality to eliminate competitive disadvantages in their products. Vendors of accounting modules are thus considered by management as candidates to bundle or distribute MV products in conjunction with their accounting systems.

            At March 31, 1997, Timeline employed 47 full-time employees in the United States, and 11 full-time employees and one consultant in its subsidiary Timeline Europe Limited, located in the United Kingdom.

            The Company spent in the aggregate approximately $1,140,000 and $2,099,000, respectively, for research and development and capitalized software costs in the fiscal years ended March 31, 1996 and 1997.

TECHNOLOGY BACKGROUND

            Timeline Technologies. Timeline's client/server software is designed to overlay an enterprise's entire computing infrastructure with a reporting engine which can accept and organize data, with full accounting controls, from both legacy systems and newer technologies. Timeline's proprietary "architecture," in conjunction with its proprietary "generation engine," is designed to accomplish this task. Compatibility with legacy systems allows the enterprise to preserve hardware and software investments or commence the transition to a client/server environment while providing enhanced reporting capabilities throughout the enterprise. The use of filtering technology not only automates the transfer of data from accounting and information systems into desktop databases, but can automatically rebuild such databases to reflect changes introduced in the underlying accounting structure. This eliminates costly dual maintenance of data structures between the legacy and the MV systems. The Company is not aware of any other product capable of automating the gathering of data from heterogeneous computing systems, selectively building multiple data sets in differing views and distributing them to the desktop.

            The following is a brief discussion of the Company's three primary proprietary technologies:

         - Timeline Architecture. Timeline's architecture, first introduced in OGL, is a multi-dimensional data segmentation capacity which exceeds the capacity of all accounting data structures known to the Company. This capacity enables the Timeline reporting products to accept data from multiple transaction processing systems concurrently, to combine such data into a single database and to add reporting relationships not present in the source system(s).

         - Generation Engine. The Company's generation engine, also introduced in OGL, enables Timeline products to automate the conversion of accounting data structures into Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. It is this technology which allows automated building of any number of databases for distribution throughout the organization.

         - Filter Technology. Timeline's filter technology was first introduced in its MV product line. Filtering allows the Timeline product to duplicate data directly from one or more transaction processing systems, and to feed the data to the generation engine to automatically build a new database resident in the Timeline architecture. The Timeline product is tied directly to the underlying systems. Changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are reflected in the Timeline database in an automated manner. Prior technologies required substantial human intervention to manually extract and import data and to maintain the synchronization of the accounting and information systems.

A patent application is pending before the US Patent and Trademark Office on a portion of the technology discussed above.

MICROSOFT ALLIANCE

            Timeline licensed portions of its technology to Microsoft pursuant to an agreement under which Timeline developed, on behalf of Microsoft, the Microsoft(R) Small Business Financial Manager ("SBFM"). This product was released in June, 1996, and is now a part of Microsoft's Small Business Office suite. By using Timeline's architecture, Microsoft's product provides the small office/home office ("SOHO") user a reporting environment based in Microsoft Office for data drawn from accounting systems residing in other environments. This reporting approach is consistent with the Timeline approach with its MV products, which are targeted at large and mid-sized organizations. Microsoft's adoption of the Company's architecture has the potential to establish Timeline's technology as a widely-accepted standard in financial reporting, first at the low end, and ultimately in the middle and large markets.

PRODUCTS

            The Company's products allow the distribution of data sets of information to the desktop. Timeline's primary product family, MV Analyst(TM) and MV Server(TM), consists of a set of client/server software applications based on Microsoft Windows(TM)/Windows NT(TM) and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end user to develop his or her own analysis or personal reports using normal Microsoft or Timeline-enhanced technology. The user can be assured the data is as accurate as is the data in the underlying accounting system.

            The original MV Server(TM) product was introduced in late 1995 as a financial and management reporting system which included modules to allow traditional financial reporting, budgeting, foreign currency conversion, consolidations and allocations. The various modules in the MV Server(TM) product provide desktop and network reporting on information originating in a single or multiple accounting systems within the enterprise. While this product can provide many transaction-driven benefits, the Company's market focus is to use MV Server(TM) as the data warehouse to handle larger volumes of data in conjunction with MV Analyst(TM).

            In June 1996, the Company made its first commercial release of MV Analyst(TM), a "client" product which enables the user to view, create and distribute reports in Microsoft Excel based on data from a single accounting system. MV Analyst(TM), as the client, can be used with SBFM, as the "server," in the SOHO market to create and distribute custom reports based on the particular needs of the office. MV Analyst(TM) is also the client to Timeline's server-based software, allowing the distribution of reporting databases to end-users throughout a larger enterprise.

            Commencing in October 1996, the Company released the Manager upgrade to MV Analyst(TM) designed for the "mid-level" market (i.e., businesses with approximately six to 100 desktop users). This product completes the MV Analyst(TM) suite by allowing the assignment of new reporting relationships at the desktop level and the distribution of datasets between MV Analyst(TM) users without the requirement of MV Server(TM).

            OGL is a full-function general ledger that handles transaction processing as well as financial reporting in a single environment. OGL is aimed toward enterprises seeking a total enterprise-wide solution for both processing and reporting. Despite early market acceptance of OGL, the Company has focused its sales, marketing and development on the MV family of products. It is part of the Company's strategy to form sales and marketing alliances with vendors of general ledger products. In light of this policy, the Company is not pursuing its own general ledger licenses as this would be deemed competitive to its potential alliance partners.

            In addition to client/server products, the Company develops, markets and supports a fully integrated line of host- based accounting applications that operate on VAX(R) and AXP(R) computer systems from Digital. This product line represents a continuation of Timeline's historical core business and provides ongoing maintenance, license and consulting revenue. Products in this market include General Ledger, Accounts Payable, Accounts Receivable, Digibase, Digicalc II(R), Fixed Assets, Inventory, Purchase Order and Association Management.

EXECUTIVE OFFICERS

            The executive officers of the Company and their ages are as follows:

       NAME                   Age                             Position
       ----                   ---                             --------
Charles R. Osenbaugh           48               President, Chief Executive Officer, Chief Financial Officer
                                                and Director

John W. Calahan                53               Vice President - Business Development and Director

Donald K. Babcock              60               Senior Technologist and Director

Frederick W. Dean              45               Vice President - Product Management

Michael G. Evans               43               Managing Director, Timeline Europe Limited

Robert B. Wallace              47               Vice President - Consulting



            The following is a brief account of the business experience of each executive officer of the Company.

            CHARLES R. OSENBAUGH has served as Chief Financial Officer, Treasurer, Secretary and a Director since the Company's inception in April 1993, and has held the position of President and Chief Executive Officer since November 1996. From April 1988 to April 1993, Mr. Osenbaugh served as Executive Vice President, Chief Executive Officer and a Director, and from April 1993 to July 1994 as President and a Director, of Timeline Services, Inc. From 1975 to 1988, Mr. Osenbaugh was a partner of Lasher & Johnson, a Seattle law firm. From 1973 to 1975, Mr. Osenbaugh practiced public accounting with Arthur Andersen & Co. He holds a B.B.A. degree in economics and a J.D. degree, both from the University of Iowa, and received his CPA certificate in 1974.

            JOHN W. CALAHAN is a founder of the Company and has been a Director since its inception in April 1993. He currently serves as Vice President - Business Development, and previously was President and Chief Executive Officer from April 1993 to November 1996. He was also a founder and director of the Company's predecessor, Timeline Services, Inc., from its inception in 1977 until its merger into the Company in July 1994. From 1977 to April 1993, Mr. Calahan also served as President of Timeline Services, Inc. From 1971 to 1977, Mr. Calahan practiced public accounting in Seattle with Arthur Andersen & Co., Ernst & Ernst (now Ernst & Young), and Calahan, Reed & Gunn. He holds a B.A. degree in accounting from the University of Washington and received his CPA certificate in 1972.

            DONALD K. BABCOCK is a founder of the Company and has served as a Director since its inception in April 1993. He currently serves as Senior Technologist, and previously was Senior Vice President of Research & Development and Chief Technologist. He was also a founder of Timeline Services, Inc. and served as a director from its inception in 1977 until its merger into the Company in July 1994. From 1977 to April 1993, Mr. Babcock also served as Senior Vice President and Chief Technologist of Timeline Services, Inc. From 1970 to 1977, he was a consultant with Riggs, Babcock & Mishko, a Tacoma, Washington-based data processing and consulting firm to the property and casualty insurance industry. Mr. Babcock was Manager of Systems Programming at United Pacific Insurance Company from 1965 to 1970, and a data processor in the U.S. Air Force from 1955 to 1965.

            FREDERICK W. DEAN serves as Vice President - Product Management and has been a Vice President since the Company's inception in April 1993. From 1979 to April 1993, Mr. Dean served as Vice President at Timeline Services, Inc. He practiced public accounting at Calahan, Reed & Gunn from 1978 to 1979, and at Arthur Andersen & Co. from 1973 to 1977. From 1977 to 1978, Mr. Dean was the Controller of the Seattle Mariners Baseball Club. Mr. Dean holds a B.A. degree in accounting from the University of Washington.


            MICHAEL G. EVANS has served as a Managing Director of London-based Timeline Europe Limited since its inception in November 1995. From January 1995 to November 1995, Mr. Evans was Senior Director of Financial Applications for North America at Comshare, Inc. Prior to this, Mr. Evans worked for Comshare's United Kingdom subsidiary for nine years. Mr. Evans earned a B.A. with Honors from The University of Kent in Canterbury, Kent, England in 1975, and was qualified as a Chartered Accountant in 1978.

            ROBERT B. WALLACE served as Vice President - Consulting and had been with the Company since July 1994. Mr. Wallace resigned from the Company effective March 31, 1997. From 1989 to April 1993, Mr. Wallace was the Vice President of Sales and Marketing of Timeline Services, Inc. He served as Senior Vice President and Chief Financial Officer of BMG Corporation, a Seattle-based construction equipment manager, from 1987 to 1989. From 1983 to 1989, Mr. Wallace was Senior Vice President, Chief Financial Officer and Chief Operating Officer of Accountant MicroSystems, Inc., an accounting systems software company in Bellevue, Washington. Mr. Wallace previously practiced public accounting with Arthur Andersen & Co. He has a B.A. degree in accounting from the University of Washington.


ITEM 2. DESCRIPTION OF PROPERTY

            Timeline leases approximately 17,025 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington. The office space lease expires April 30, 2001. The Company also leases approximately 3,085 square feet of office space located at 6250 River Road, Rosemont, Illinois, under a lease which expires March 31, 1999. At 500 Chiswick High Road, London, United Kingdom, the Company leases approximately 900 square feet of office space in a shared office provider environment. The Company is in negotiations to sublease certain portions of its office space in its Bellevue office.

            Timeline does not own any real estate.


ITEM 3. LEGAL PROCEEDINGS

                  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Timeline's common stock is traded on the Nasdaq SmallCap Market(sm) ("Nasdaq(R)") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. Additionally, warrants to purchase common stock are traded on both Nasdaq and BSE under the symbols "TMLNW" and "TMLW", respectively. Both classes of securities initiated trading on January 18, 1995, the effective date of the Company's initial public offering of common stock and warrants. The following table contains the high and low trading price as reported by Nasdaq for each quarter of fiscal 1996 and 1997.


                                   Fiscal 1996                                    Fiscal 1997
                   ---------------------------------------------    ----------------------------------------
                      1st        2nd         3rd        4th             1st        2nd       3rd         4th
                    Quarter    Quarter     Quarter    Quarter        Quarter    Quarter    Quarter    Quarter
                     ------     ------      ------     ------         ------     ------     ------     ------
Common Stock

      High           1 7/8      8 1/8       7 1/8      7 1/8           7 5/8      7 1/8      5 7/8      4 1/8
      Low            3 1/8      5 1/4       4 1/2        4             4 3/4      4 7/8     1 5/16      1 1/8
    Warrants
      High           2 7/8        3         2 5/8        2            2 9/16      2 1/8      1 7/8      27/32
      Low             3/8       1 1/2       1 3/8      1 1/4           1 1/8      1 1/4      9/32       9/32




At March 31, 1997 there were 3,140,953 shares of common stock outstanding held by approximately 83 holders of record. An additional 1,000,000 warrants to purchase common stock were outstanding held by approximately 7 holders of record, each warrant allowing the purchase of one share of stock on or before January 17, 2000 at a price of $6.25 per share.

            In December 1996, the Company granted a warrant to Mr. Osenbaugh to purchase 75,000 shares of common stock, at an exercise price of $1.63 per share, as consideration for personally guaranteeing certain loans incurred by the Company. Mr. Osenbaugh exercised the warrant in full in March 1997. The closing trading price of the common stock on such date was $1.19 In connection with the exercise of the warrant, Mr. Osenbaugh executed a promissory note for $95,603 in favor of the Company.

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

RESULTS OF OPERATIONS

            For fiscal year ending March 31, 1997 Timeline's operating results generated a net loss of $3,082,000, compared to a net loss of $1,423,000 for the period ended March 31, 1996. A modest increase in gross revenue was more than offset by increased expenses.

            In late November, 1996, the Board of Directors appointed a new President and Chief Executive Officer. The Company had been suffering substantial losses throughout the prior five fiscal quarters and cash reserves were depleted. New management has accelerated a program of substantially reducing costs and personnel, most particularly in the direct sales and marketing area and research and development. While operating losses have continued, it is management's belief Timeline, Inc. cannot continue to support research and development expenditures for new products (as opposed to enhancements and new versions of existing products) and the direct sales model and pricing required to support them are not in the long-term best interests of the Company. It is anticipated this downsizing program will continue during the first quarter of fiscal 1998 and beyond as the Company changes its methods and approach to delivery of product to market through substantially greater focus on joint marketing and reselling of product through vendors of related products.


                                  GROSS REVENUE

                                Three Months Ended            Twelve Months Ended
                                    March 31,                       March 31,

                                1997           1996     Change    1997       1996      Change
---------------------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                  473           304       56%     1,964       1,903        3%
Maintenance                       225           207        9%       827         893       (7%)
Consulting                        203           445      (54%)    1,877       1,851        1%
Software Development              188           -         N/A       835         400      109%
                              -----------------------           --------------------
Net sales                       1,089           956       14%     5,503       5,047        9%
-----------------------------------------------------------------------------------------------


            Total revenue increased 9% to $5,503,000 for the fiscal year ended March 31, 1997. Both software license revenue (up 3%) and consulting revenue (up 1%) were softer than expected. Software development reflects revenue earned in building filters for various accounting systems and Microsoft Corporation's Small Business Financial Manager. Development fees are expected to decrease in fiscal 1998.

            Maintenance revenue was down $66,000 (7%) during the 1997 fiscal year compared to fiscal 1996. These results reflect continuing weakness in maintenance revenue from the installed base of Timeline software for Digital Equipment Corporation VAX and AXP based systems. This trend of decreasing revenue relating to Timeline's Digital based systems will most likely continue.

                                  GROSS MARGIN

                          Three Months Ended               Twelve Months Ended
                              March 31,                       March 31,

                           1997     1996     Change       1997        1996     Change
----------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit               483      571       (15%)       3,222      3,218      0%
Percentage of net sales    44%      60%                    59%        64%
----------------------------------------------------------------------------------------


            Cost of revenue increased during the 1997 fiscal year by $452,000 (25%) over the 1996 fiscal year. Cost of revenue has increased as a percentage of sales primarily due to an increase in amortization of capitalized software costs to $218,000 in 1997 compared to $73,000 in 1996. Cost of revenue has also increased due to additional consulting and development personnel that generated lower margin revenues. Most of this increase occurred early in the fiscal 1997 year in the US and throughout the year in Europe. Cost of revenue is expected to decrease in total dollars and as a percentage of revenues due to the Company utilizing more distributors to sell and install its products, resulting in less demand for consulting services. Due to a considerable reduction in consulting staff in the US during the last two fiscal quarters, cost of revenue is expected to decline in fiscal 1998.

                 SALES AND MARKETING & RESEARCH AND DEVELOPMENT


                            Three Months Ended               Twelve Months Ended
                                March 31,                        March 31,
                             1997      1996         Change    1997      1996        Change
------------------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing           200        552        (64%)     2,513      1,616        56%
Percentage of net sales        18%        58%                   46%        32%
------------------------------------------------------------------------------------------

Research & development        440        423          4%      1,416        973        46%
Percentage of net sales        40%        44%                   26%         19%
------------------------------------------------------------------------------------------


            Sales and marketing costs increased 56% to $2,513,000 in fiscal 1997 from $1,616,000 in fiscal 1996. This increase was mostly in the first two quarters of the fiscal year and is directly attributable to the opening of sales and marketing offices in London, England, in November 1995, and in the Chicago area in January 1996. These increased expenses did not generate the desired increase in license revenue, particularly in the Chicago office. Consequently, the Chicago office was dramatically downsized in August 1996 and closed effective April 30, 1997. The London office has continued to grow. While operating results in London were not profitable for the fiscal year, this office has not been the subject of cut-backs in personnel. The Company is seeking to sell a majority interest in Timeline Europe Limited in exchange for cash and a future royalty stream. As part of this transaction, it is anticipated that the operations of Timeline Europe Limited will no longer be consolidated with Timeline, Inc. With the closure of the Chicago office and the sale of a majority interest in Timeline Europe Limited, it is anticipated sales and marketing expenses will show a substantial decrease in fiscal 1998. No assurances can be made that the Timeline Europe Limited transaction will be completed, or the terms and conditions will not change materially during subsequent negotiations.

            Research and development costs were $1,416,000 in fiscal 1997 compared to $973,000 in fiscal 1996, a 46% increase. The increase in research and development costs was the result of new programmers being hired in fiscal 1996 to staff the production of new product offerings released in June through October 1996. The new products represent Timeline, Inc.'s desktop MV
Analyst(TM) series. The new Timeline products are intended to be marketed into the middle tier accounting software market. The Company's product line has historically been licensed to high end accounting system users. Management believes, barring any large contracts to do development for third parties, research and development expenditures will decrease during comparable periods of fiscal 1998.

                       GENERAL AND ADMINISTRATIVE EXPENSE

                              Three Months Ended             Twelve Months Ended
                                  March 31,                      March 31,
                              1997      1996        Change     1997      1996       Change
------------------------------------------------------------------------------------------
(Dollars in Thousands)

General & administrative       538        726        (26%)     1,984      1,983         0%
Percentage of net sales         49%        76%                   36%       39%
------------------------------------------------------------------------------------------


            General and administrative expenses remained almost constant at $1,984,000 in fiscal 1997 from $1,983,000 in fiscal 1996. This actually represents the results of a substantial program of cost reduction in this area in the US since new management took over in November 1996. These reductions are offset by increased general and administrative expenses in Europe due to growth in that office, and higher rents throughout the year due to larger offices in the Bellevue headquarters, Chicago and London, as compared to fiscal 1996.

            Depreciation expense increased in fiscal 1997 to $270,000 from $165,000 in fiscal 1996. This increase reflects depreciation on approximately $794,000 of new equipment and fixtures purchased during fiscal 1996 and fiscal 1997 for use by additional personnel and to equip the new and expanded offices occupied during a portion of fiscal 1996 and all of fiscal 1997.

            Interest expense increased 237% to $138,000 in fiscal 1997 from $41,000 in fiscal 1996. Interest income decreased to $16,000 from $136,000 for fiscal 1996. These changes reflect the higher balance of debt and lower average investment balances during fiscal 1997.

            The Company did not record a tax benefit in either year as the tax assets generated by the net operating losses do not satisfy the recognition criteria set forth by generally accepted accounting principles. Accordingly, a valuation allowance that offsets net deferred tax assets has been established.

LIQUIDITY AND CAPITAL RESOURCES.

            Adequate funds may not be available when needed or on terms acceptable to the Company in order to continue operations. The Company's cash and short-term investment balances at March 31, 1997 stood at $187,000 compared to $392,000 at March 31, 1996. The decrease in cash is primarily attributable to the substantial operating loss incurred in fiscal 1997. Total obligations, excluding deferred income items, totaled $2,122,000 at March 31, 1997 as compared to $1,306,000 at March 31, 1996. The fiscal 1996 obligations include a corporate guarantee of a $500,000 bank note payable by the Timeline Employee Stock Ownership Trust to Silicon Valley Bank. This guarantee represents $354,000 of the fiscal 1997 total. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"). The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. During fiscal 1997, the President and CEO of the Company personally guaranteed this debt with the bank.

            Net cash used in operating activities was $2,206,000 in fiscal 1997 as compared to $1,553,000 in fiscal 1996, which was primarily attributable to the increased net loss incurred in fiscal 1997. During fiscal 1997, the Company spent $161,000 on equipment and $683,000 on software development costs. The Company sold its short-term investments for $107,000 during the same period. In May 1996, the Company received net proceeds of $2,302,000 from the sale of 521,530 shares of common stock. The Company made borrowings on its lines of credit and notes payable totaling $699,000 during fiscal 1997 partially offset by repayments on debt and capital lease obligations of $247,000 during the same period.

            Additional borrowings, sales of equity or debt instruments, or substantial sales of assets will be required to fund operations during fiscal 1998. Management is currently seeking to sell a majority of the stock of Timeline Europe Limited to third parties. The transaction is expected to yield a cash infusion for both Timeline, Inc. and Timeline Europe Limited. In addition, Timeline Europe Limited is expected to pay a royalty stream to Timeline, Inc., which would not begin until fiscal 1999. No assurance can be given, however, that any Timeline Europe Limited transaction will be consummated.

            At March 31, 1997, the outstanding balance on the Company's line of credit facility was $200,000 in the US and $149,000 in Timeline Europe Limited. Subsequent to fiscal year end, the Company has secured a bank line of credit of $625,000 based upon selling its accounts receivable with recourse and used $428,000 of this to repay other debt In June 1997, the Company secured a $150,000 loan, secured by certain equipment owned by the Company, that is payable in equal monthly payments over a 24 month period.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements


                                                                                 Page
                                                                                 ----

Report of Independent Public Accountants                                           14

Consolidated Balance Sheets as of March 31, 1997 and 1996                          15

Consolidated Statements of Operations for the years ended
      March 31, 1997 and 1996                                                      16

Consolidated Statements of Changes in Stockholders' Equity                         17

Consolidated Statements of Cash Flows for the years ended
      March 31, 1997 and 1996                                                      18

Notes to Consolidated Financial Statements                                         19


                      This page intentionally left blank.

                TIMELINE, INC.

                FINANCIAL STATEMENTS
                AS OF MARCH 31, 1997 AND 1996
                TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheets of Timeline, Inc. (a Washington corporation) as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         ARTHUR ANDERSEN LLP


Seattle, Washington,
  May 16, 1997

                                 TIMELINE, INC.

             CONSOLIDATED BALANCE SHEETS -- MARCH 31, 1997 AND 1996

                                     ASSETS
                                                                                             1997                    1996
                                                                                          ----------             -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                               $  187,428             $   284,542
  Short-term investments                                                                         -                   107,174
  Accounts receivable, net of allowance of
    $99,146 and $69,601                                                                    1,258,143               1,181,322
  Prepaid expenses and other                                                                 218,365                 295,126
                                                                                          ----------              ----------

                  Total current assets                                                     1,663,936               1,868,164

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,515,126 and $1,245,908                                                  737,611                 853,174

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $469,975 and $251,777                                                      674,485                 210,040

OTHER ASSETS                                                                                  24,333                  86,447
                                                                                          ----------              ----------
                  Total assets                                                            $3,100,365              $3,017,825
                                                                                          ==========              ==========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $   569,981              $  422,534
  Accrued expenses                                                                           497,537                 280,914
  Line of credit                                                                             348,950                    -
  Deferred revenues                                                                          354,643                 431,503
  Current portion of long-term debt                                                          659,782                 125,000
  Current portion of obligations under capital leases                                         19,939                  64,511
                                                                                          ----------              ----------

                  Total current liabilities                                                2,450,832               1,324,462

LONG-TERM DEBT, net of current portion                                                           -                   375,000

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                      25,719                  38,204
                                                                                          ----------              ----------

                  Total liabilities                                                        2,476,551               1,737,666
                                                                                          ----------              ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,216,153 and 2,614,576 issued and outstanding                                            32,162                  26,146
  Additional paid-in capital                                                               9,266,159               6,847,329
  Unearned ESOP shares                                                                      (391,366)               (500,000)
  Stock subscription receivable                                                              (95,603)                    -
  Foreign currency adjustment                                                                (15,910)                 (4,163)
  Accumulated deficit                                                                     (8,171,628)             (5,089,153)
                                                                                          ----------              ----------

                        Total stockholders' equity                                           623,814               1,280,159
                                                                                          ----------              ----------

                        Total liabilities and stockholders' equity                        $3,100,365              $3,017,825
                                                                                          ==========              ==========


The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                       1997             1996
                                                    ----------        ----------
REVENUES:
  Software license                                 $ 1,964,096      $ 1,902,813
  Software development                                 834,961          400,000
  Maintenance                                          826,936          892,703
  Consulting                                         1,877,050        1,851,761
                                                   -----------      -----------

                  Total revenues                     5,503,043        5,047,277

COST OF REVENUES                                     2,281,070        1,828,790
                                                   -----------      -----------

                  Gross profit                       3,221,973        3,218,487
                                                   -----------      -----------


OPERATING EXPENSES:
  Sales and marketing                                2,513,220        1,616,071
  General and administrative                         1,983,769        1,982,733
  Research and development                           1,415,988          972,983
  Depreciation                                         270,026          164,870
                                                   -----------      -----------

                  Total operating expenses           6,183,003        4,736,657
                                                   -----------      -----------

                  Loss from operations              (2,961,030)      (1,518,170)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                       16,390          136,077
  Interest expense and other                          (137,835)         (40,737)
                                                   -----------      -----------

                  Total other income (expense)        (121,445)          95,340
                                                   -----------      -----------

                  Net loss                         $(3,082,475)     $(1,422,830)
                                                   ===========      ===========


NET LOSS PER COMMON SHARE                          $     (1.04)     $      (.56)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,965,249        2,519,376
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                           Common Stock                                Unearned         Stock
                                     -------------------------        Paid-in            ESOP        Subscription
                                      Shares          Amount          Capital           Shares        Receivable
                                     ---------      -----------     ------------     ------------     ------------

BALANCE, March 31, 1995              2,519,376      $    25,194      $ 6,348,281       $        -       $        -

      Net loss                               -                -                -                -                -
Issuance of common shares
        to ESOP                         95,200              952          499,048         (500,000)               -
Foreign currency translation
        adjustment                           -                -                -                -           (4,163)
                                   -----------      -----------      -----------      -----------      -----------

BALANCE, March 31, 1996              2,614,576           26,146        6,847,329         (500,000)               -

      Net loss                               -                -                -                -                -
      Secondary offering of
         common stock, net             521,530            5,215        2,297,180                -                -
      Exercise of common stock
         options                        90,390              904          175,848                -          (95,603)
Retirement of ESOP shares              (10,343)            (103)         (54,198)          54,301                -
Amortization of unearned
        ESOP shares                          -                -                -           54,333                -
Foreign currency translation
        adjustment                           -                -                -                -                -
                                   -----------      -----------      -----------      -----------      -----------

BALANCE, March 31, 1997              3,216,153      $    32,162      $ 9,266,159      $  (391,366)     $   (95,603)
                                   ===========      ===========      ===========      ===========      ===========




                                    Foreign
                                   Currency         Accumulated
                                  Adjustment          Deficit          Total
                                 ------------      ------------      ----------

BALANCE, March 31, 1995             $       -      $(3,666,323)     $ 2,707,152

      Net loss                              -       (1,422,830)      (1,422,830)
Issuance of common shares
        to ESOP                             -                -                -
Foreign currency translation
        adjustment                          -           (4,163)
                                  -----------      -----------      -----------

BALANCE, March 31, 1996                (4,163)      (5,089,153)       1,280,159

      Net loss                              -       (3,082,475)      (3,082,475)
      Secondary offering of
         common stock, net                  -                -        2,302,395
      Exercise of common stock
         options                            -                -           81,149
Retirement of ESOP shares                   -                -                -
Amortization of unearned
        ESOP shares                         -                -           54,333
Foreign currency translation
        adjustment                    (11,747)               -          (11,747)
                                  -----------      -----------      -----------

BALANCE, March 31, 1997           $   (15,910)     $(8,171,628)     $   623,814
                                  ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                   1997                    1996
                                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(3,082,475)         $(1,422,830)
  Adjustments to reconcile net loss to cash
    used in operating activities-
      Depreciation and amortization                                                  501,145              245,751
      Compensation expense on stock option exercises                                  39,941                  -
      Changes in assets and liabilities:
        Accounts receivable                                                          (76,821)            (507,474)
        Prepaid expenses and other                                                   153,797              (58,552)
        Accounts payable                                                              70,411              206,227
        Accrued expenses                                                             216,623               94,600
        Deferred revenues                                                            (76,860)             (51,348)
        Other noncurrent assets                                                       48,659              (59,340)
                                                                                 -----------          -----------


                  Net cash used in operating activities                           (2,205,580)          (1,552,966)
                                                                                 ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (160,986)            (582,286)
  Proceeds from sales of property and equipment                                        7,057                  -
  Payments for software development costs                                           (682,643)            (167,094)
  Sales of short-term investments                                                    107,174            1,792,826
                                                                                 -----------          -----------

                  Net cash provided by (used in) investing activities              (729,398)            1,043,446
                                                                                 -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of shares to ESOP                                                               -                  500,000
  Costs of ESOP financing                                                              -                  (27,107)
  Payments on capital lease obligations                                              (57,057)             (62,050)
  Borrowings under line of credit                                                    348,950            1,499,578
  Repayments under line of credit                                                      -               (1,499,578)
  Proceeds from notes payable                                                        350,000                 -
  Payments on notes payable                                                         (190,218)                -
  Sale of common and preferred stock and warrants                                  2,397,936                 -
                                                                                 -----------          -----------

                  Net cash provided by financing activities                        2,849,611              410,843
                                                                                 -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (11,747)              (4,163)
                                                                                ------------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (97,114)            (102,840)
CASH AND CASH EQUIVALENTS, beginning of year                                         284,542              387,382
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS, end of year                                           $   187,428          $   284,542
                                                                                 ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for interest                                         $    91,403          $    35,264
  Capital lease obligations incurred                                                   -                   50,923


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997




1. THE COMPANY:

Organization

The accompanying financial statements are for Timeline, Inc. and its wholly-owned subsidiary, Timeline Europe Limited, collectively, the Company. The Company develops, markets and supports enterprise-wide financial management software.

Operations

As of March 31, 1997, the Company had an excess of current liabilities over current assets of $786,896 and had an accumulated deficit of $(8,171,628), with total stockholders' equity of $623,814. Management is in the process of evaluating alternatives for raising additional funds and returning the Company to profitable operations. These alternatives include a sale of all or a portion of its interests in Timeline Europe Limited, the license or sale of part of its patented software, agreements with distribution partners to market the Company's products and entering into debt agreements. If these alternatives are unsuccessful, the Company would need to reduce costs substantially until sales from operations generate sufficient cash flows to continue to fund operations and development, otherwise the Company may cease operations.

In addition to the need for additional funds described above, the Company has other risk factors which could influence the Company's ability to continue operations. These risks include, but are not limited to, the uncertainty of market acceptance, technological change and uncertainty, competition, reliance on distributors and dependence on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles and assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that would result if the Company were not to continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Other significant accounting policies are summarized in the following paragraphs.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements in order to conform them to the current year's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates fair value due to the short-term nature of these investments.

Short-term Investments

The Company has classified all of its investments as available-for-sale, at the time of purchase. There were no material unrealized gains or losses on these investments as of March 31, 1997 and 1996. As of March 31, 1996, investments consisted entirely of a federal agency security.

Property and Equipment

Property and equipment are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation is determined by the straight-line method, which allocates the cost of property and equipment additions, including capital leases, over the shorter of the lease period or their estimated useful lives of three to seven years.

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility and market acceptance of a product line have been established. Amortization is recognized using the straight-line method over the products' remaining estimated economic lives of three years. Amortization starts when the product is available for general release to customers. During fiscal 1997 and 1996, the Company capitalized $682,643 and $167,094, respectively, of software development costs. Amortization expense for fiscal 1997 and 1996 was $218,198 and $72,780, respectively. The amortization is included in cost of revenues in the accompanying statements of operations.

All research and development costs are expensed as incurred.

Revenue Recognition

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

The Company enters into post-contract customer-support maintenance agreements, which are renewable annually. Revenue from these maintenance agreements is recognized ratably over the maintenance period.

The Company also enters into separately priced consulting agreements with its customers to provide installation, training and other consulting services. These agreements are generally priced on a time and materials basis and revenues are recognized as the services are performed. The nature of the services do not significantly alter the licensed software.

3.  MAJOR CUSTOMERS:

During fiscal 1997, sales to one customer comprised approximately 15% of the Company's total revenue. The revenues from this customer were collected in full during the fiscal year.

Net Loss per Common Share

Net loss per common share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive. Furthermore, shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each year-end, are not considered outstanding for the EPS calculation.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at March 31:

                                                              1997                    1996
                                                           ----------             -----------
Computer equipment                                         $1,769,457              $1,616,632
Office equipment                                              483,280                 482,450
                                                          -----------              ----------

                                                            2,252,737               2,099,082
                    Less-- accumulated depreciation        (1,515,126)             (1,245,908)
                                                           ----------              ----------

                    Total property and equipment           $  737,611              $  853,174
                                                           ==========              ==========


5.  FINANCING ARRANGEMENTS:

Lines of Credit

In January 1997, the Company entered into a line of credit for an amount not to exceed the lesser of: (i) $400,000 at any one time or (ii) 75% of the net amount of eligible accounts receivable less the outstanding balance on the equipment loan. The line of credit has a variable rate of interest of prime plus 2% (10.5% at March 31, 1997). Related borrowings are secured by the Company's accounts receivable. As of March 31, 1997, $200,000 was outstanding under the line of credit. The line of credit expired during May 1997. Timeline Europe Limited also maintains an overdraft facility secured by accounts receivable. At March 31, 1997, $148,950 was drawn on this facility.

Equipment Loan

In January 1997, the Company obtained an equipment loan for an amount not to exceed the lesser of (i) $350,000 at any one time or (ii) 50% of the net book value of unencumbered equipment purchased on or prior to December 31, 1995, plus 80% of the invoice value of equipment purchased after December 31, 1995. The equipment loan accrues interest at 10.5%. The outstanding balance of $307,000 as of March 31, 1997, was refinanced subsequent to year-end.

Subsequent Financing

During May 1997, the Company sold a portion of its accounts receivable with recourse in a line of credit agreement with its primary lender. Under the agreement, the Company may sell receivables with recourse in an amount up to $625,000. The Company used the proceeds to retire approximately $428,000 of current and long-term borrowings, with the remainder going to working capital debt.

Employee Stock Ownership Plan

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock (3% of the total outstanding at March 31, 1997) to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which is a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and is secured by pledge of the shares purchased and is guaranteed by the Company and the chief executive officer. The guarantee agreement with the lender also requires the Company to meet certain financial covenants. As of March 31, 1997 and 1996, the Company was out of compliance with certain of these covenants, including minimum liquidity and other performance related covenants. Due to this, the entire balance is classified as a current liability.

Funds for payment of the note principal and interest are obtained by the ESOP from employee contributions and a Company match which is included in general and administrative expenses as well as Company advances to the ESOP. The outstanding balance of the note is included as a liability on the balance sheet. The Company has recorded the cost of unallocated shares as unearned ESOP shares. During 1997, the Company applied $54,000 of its prepayments to the ESOP to repurchase and retire 10,343 shares of its common stock.

The ESOP note bears interest at the prime rate plus 2% (10.5% at March 31, 1997). Minimum principal payments are as follows:

            1998                  $104,167
            1999                   125,000
            2000                   125,000
                                  --------

                                  $354,167
                                 =========


6.  FEDERAL INCOME TAXES:

Federal income taxes are determined using an asset and liability approach.

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's net deferred tax assets (liabilities) as of March 31 are as follows:


                                                           1997               1996
                                                       -----------         ----------
            Net operating loss carryforward             $2,388,000         $1,223,000
            Research and experimentation credit            330,000            290,000
            Deferred revenues                              121,000            147,000
            Capitalized software costs                    (229,000)           (71,000)
            Other                                          102,000             62,000
                                                         ---------          ---------

                                                         2,712,000          1,651,000

            Less - valuation allowance                  (2,712,000)        (1,651,000)
                                                        -----------       ------------

                 Net deferred tax assets                $       -            $      -
                                                        ===========       ============

The net operating loss carryforwards and research and experimentation credit carryforwards expire through 2012.

In connection with its initial public offering, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits which may be used in any given year to approximately $300,000.

7.  401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of seven years. The Company has made no contributions to the plan in either of the years ended March 31, 1997 or 1996.

8.  COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under both capital and operating leases as of March 31, 1997:


                                                             Capital             Operating
                                                             -------             ---------
    1998                                                    $ 27,899           $   386,389
    1999                                                      15,419               385,856
    2000                                                      15,419               347,813
    2001                                                       5,141               310,842
                                                            --------           -----------

                    Total minimum lease payments              63,878            $1,430,900
                                                                                ==========

    Less-- amount representing interest and tax costs        (18,220)
                                                          ----------

    Present value of net minimum
      lease payments                                          45,658

    Less-- current portion                                   (19,939)
                                                            --------

                                                            $ 25,719
                                                            --------


Rental expense for operating leases amounted to $452,632 and $290,660 for the years ended March 31, 1997 and 1996, respectively.

9.  STOCKHOLDERS' EQUITY:

Initial and Secondary Public Offering

During fiscal 1995, the Company completed its initial public offering. The offering was for 1,000,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock for $6.25 at any time through January 17, 2000.

During May 1996, the Company closed a sale of 521,530 shares of common stock in a private placement offering, for net proceeds of $2,302,000. Warrants to purchase 36,000 shares of common stock were issued as partial fees for this offering.

Stock Options and Warrants

The Company has a 1994 Stock Option Plan (the "1994 Plan") and a Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 250,000 shares of common stock are reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 50,500 are available for grant as of March 31, 1997. The exercise price of any options to be granted is equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of Common Stock have been reserved for issuance under the Old Plan. As of March 31, 1997, no further option grants are available under this plan. Options under these plans vest ratably over three- or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

Options outstanding as of each period are as follows:


                                                                   Weighted
                                            Number of              Average
                                           Options and             Exercise
                                             Warrants                Price
                                        ------------------         --------
Balance, March 31, 1995                      280,949                 $2.53
     Granted                                 186,800                  5.03
     Canceled                                (13,344)                 3.64
                                             -------                 -----

     Balance, March 31, 1996                 454,405                  3.53
     Granted                                 229,500                  2.36
     Exercised                               (98,427)                 1.94
     Canceled                               (174,080)                 4.64
                                             -------                 -----

     Balance, March 31, 1997                 411,398                 $2.78
                                             =======                 =====


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common equivalent share would have been increased to the pro forma amounts indicated below:

                                           1997                 1996
                                      --------------      ----------------
Net loss - as reported                 $  (3,082,475)     $  (1,422,830)
Net loss - pro forma                      (3,168,093)        (1,465,986)
Net loss per common and common
    equivalent share - as reported             (1.04)              (.56)
Net loss per common and common
    equivalent share - pro forma               (1.07)              (.58)


The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1997 and 1996: zero dividend yield; expected volatility of 73%; risk-free interest rates varying by grant date between 6.13% and 6.38%; and expected lives of five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average grant date fair value of options granted during fiscal 1997 and 1996, was $1.60 and $3.08, respectively.

In connection with its initial public offering, the Company issued warrants to purchase 1,000,000 shares of common stock for $6.25 per share, subject to adjustment. The warrants are subject to redemption by the Company at $.05 per warrant if the closing bid price of the common stock averages in excess of $10.00.

Information relating to stock options outstanding and stock options exercisable at March 31, 1997 is as follows:

                                                              Options Outstanding                 Options Exercisable
                                                  ----------------------------------------      ------------------------

                                                                Weighted
                                                                 Average        Weighted                      Weighted
                                                   Number       Remaining        Average          Number       Average
Range of Exercise Prices                          of Shares   Life in Years    Share Price      of Shares    Share Price
------------------------                          ---------   -------------    -----------      ---------    -----------
$.06............................................   64,644           6.4           $0.06           64,644        $0.06
$1.63-$2.19.....................................  142,104           8.8           $2.10           35,104        $1.82
$2.94-$6.75.....................................  204,650           7.4           $4.12          126,815        $3.90
                                                  -------           ---           -----          --------       -----
                                                  411,398           7.7           $2.78          226,563        $2.18
                                                  =======                                        =======


10.  NEW ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for periods beginning after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS in place of to primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic and diluted EPS for the year ended March 31, 1997, would be the same as the current EPS reported.

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

              4.2*          Form of Warrant Agreement with Representative and Warrant Agent

              4.3*          Form of Representative's Warrant

              4.4*          Specimen Redeemable Common Stock Purchase Warrant

              10.1.A*       Amended and Restated 1993 Stock Option Plan
              10.1.B*       Form of Employee Stock Option Agreement

              10.2*         1994 Stock Option Plan

              10.3*         Directors' Nonqualified Stock Option Plan

              10.4**        Employee Stock Ownership Plan

                            Common Stock Purchase Warrants issued in
                            consideration of loans or loan
                            guarantees:
              10.5.A*             Warrant issued July 31, 1994 to Frederick W. Dean
              10.5.B*             Warrant issued July 31, 1994 to Charles R. Osenbaugh
              10.5.C*             Warrant issued July 31, 1994 to John W. Calahan
              10.5.D*             Warrant issued July 31, 1994 to Michael R. Hallman

                            Employment Agreements
              10.6.A*             Form of Employment Agreement with John W. Calahan
              10.6.B*             Form of Employment Agreement with Donald K. Babcock

              10.7*         Form of Indemnification Agreement with directors and officers

              10.8*         Form of Employee (Confidentiality) Agreement


              10.9*         Form of License Agreement for Computer Application Software
                            (client/server)

              10.10*        Form of License Agreement for Computer Application Software (VAX-
                            based)

              10.11*        Form of Basic Service for Software Agreement

              10.12*        Form of Value Added Reseller (Distribution) Agreement

              10.13*        Solution Provider Agreement with Microsoft Corporation dated September
                            23, 1994

              10.14*        Private Label Software Development and Distribution Agreement dated
                            January 7, 1994 with CompuServe/Collier-Jackson

              10.15*        U.S. Patent and Trademark Office Notice of Allowance (Serial No.
                            08/162,839 [3/28/94])

              10.16         Lease Agreement dated September 8, 1995, as amended, with G&W
                            Investment Partners

              10.17***      Form of Consulting Partners Agreement

              10.18         Promissory Note dated March 31, 1997 from Charles Osenbaugh to the
                            Registrant

              11.1***       Statement re:  computation of per share earnings

              21.1*         Subsidiary of Timeline, Inc.

              23.1          Consent of Independent Public Accountants

              27.1          Financial Data Schedule


  *Incorporated herein by reference from Item 27 of Registrant's Form SB-2.

 **Incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed on March 11, 1996.

***Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Timeline, Inc.


                                    By:   /s/ Charles R. Osenbaugh
                                         -------------------------
                                    Charles R. Osenbaugh, President

                                    Dated:  June 17, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Capacities                    Date
        ---------                      ----------                    ----
                                        Director
 /s/ Charles R. Osenbaugh               President               June 17, 1997
--------------------------------
   Charles R. Osenbaugh         Chief Executive Officer
                                Chief Financial Officer
                                Treasurer and Secretary


                                        Director
   /s/ John W. Calahan              Vice President -            June 17, 1997
--------------------------------
     John W. Calahan              Business Development


  /s/ Donald K. Babcock                 Director                June 17, 1997
--------------------------------
    Donald K. Babcock             Senior Technologist


  /s/ Michael R. Hallman                Director                June 17, 1997
--------------------------------
    Michael R. Hallman


   /s/ Kent L. Johnson                  Director                June 17, 1997
--------------------------------
     Kent L. Johnson


                                 EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       Description                                                PAGE
-------                      -----------                                            ------------
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

4.2*          Form of Warrant Agreement with Representative and Warrant Agent

4.3*          Form of Representative's Warrant

4.4*          Specimen Redeemable Common Stock Purchase Warrant

10.1.A*       Amended and Restated 1993 Stock Option Plan
10.1.B*       Form of Employee Stock Option Agreement

10.2*         1994 Stock Option Plan

10.3*         Directors' Nonqualified Stock Option Plan

10.4**        Employee Stock Ownership Plan

              Common Stock Purchase Warrants issued in
              consideration of loans or loan
              guarantees:
10.5.A*             Warrant issued July 31, 1994 to Frederick W. Dean
10.5.B*             Warrant issued July 31, 1994 to Charles R. Osenbaugh
10.5.C*             Warrant issued July 31, 1994 to John W. Calahan
10.5.D*             Warrant issued July 31, 1994 to Michael R. Hallman

              Employment Agreements
10.6.A*             Form of Employment Agreement with John W. Calahan
10.6.B*             Form of Employment Agreement with Donald K. Babcock

10.7*         Form of Indemnification Agreement with directors and officers

10.8*         Form of Employee (Confidentiality) Agreement

10.9*         Form of License Agreement for Computer Application Software
              (client/server)

10.10* Form of License Agreement for Computer Application Software (VAX-based)

10.11*        Form of Basic Service for Software Agreement

10.12*        Form of Value Added Reseller (Distribution) Agreement

10.13*        Solution Provider Agreement with Microsoft Corporation dated September
              23, 1994

10.14*        Private Label Software Development and Distribution Agreement dated
              January 7, 1994 with CompuServe/Collier-Jackson

10.15*        U.S. Patent and Trademark Office Notice of Allowance (Serial No.
              08/162,839 [3/28/94])

10.16         Lease Agreement dated September 8, 1995, as amended, with G&W
              Investment Partners

10.17***      Form of Consulting Partners Agreement

10.18         Promissory Note dated March 31, 1997 from Charles Osenbaugh to the
              Registrant

11.1***       Statement re:  computation of per share earnings

21.1*         Subsidiary of Timeline, Inc.

23.1          Consent of Independent Public Accountants

27.1          Financial Data Schedule


  *Incorporated herein by reference from Item 27 of Registrant's Form SB-2.

 **Incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed on March 11, 1996.

***Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.