Form 10QSB
period 1997-06-30
TIMELINE INC
filed 1997-08-14
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997            Commission File Number  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


              Washington                              91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Outstanding at
          Class                                           July 15, 1997
Common Stock, $.01 Par Value                                3,140,953


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       June 30, 1997
                                                                      March 31, 1997   June 30, 1997     Pro-forma
                                                                        (audited)       (unaudited)      (unaudited)
                                                                      --------------   -------------   -------------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $    187,428    $    53,581      $   52,809
  Short-term investments                                                          -              -               -
  Accounts receivable, net of allowance
    of $99,146, $81,092 and $81,092                                       1,258,143      1,014,290         840,202
  Prepaid expenses and other                                                218,365        219,335         131,808
  Note receivable                                                                 -              -         608,198
                                                                       ------------    -----------      ----------
      Total current assets                                                1,663,936      1,287,206       1,633,017

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,515,126, $1,577,960, and $1,568,086                    737,611        674,942         653,512

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $469,975, $529,938 and $529,938                           674,485        712,607         678,995

OTHER ASSETS                                                                 24,333         34,206          26,351

INVESTMENT IN TIMELINE EUROPE                                                     -              -         254,360
                                                                       ------------    -----------     -----------
      Total assets                                                     $  3,100,365    $ 2,708,961     $ 3,246,235
                                                                       ============    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    569,981    $   771,733     $  430,110
  Accrued expenses                                                          497,537        534,534        333,505
  Line of credit                                                            348,950        448,172        287,420
  Deferred revenue                                                          354,643        449,381        399,328
  Current portion of long-term debt                                         659,782        559,054        521,870
  Current portion of capital leases                                          19,939         41,346         41,346
                                                                       ------------    -----------     ----------
      Total current liabilities                                           2,450,832      2,804,220      2,013,579
LONG-TERM DEBT, net of current portion                                            -                             -
LONG TERM PORTION OF CAPITAL LEASES & DEBT                                   25,719              -              -
                                                                       ------------    -----------     ----------
      Total liabilities                                                   2,476,551      2,804,220      2,013,579
                                                                       ------------    -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                               32,162         32,165         32,165
  Additional paid-in capital                                              9,266,159      9,285,463      9,285,463
  Unearned ESOP shares                                                     (391,366)      (390,834)      (390,834)
  Stock subscription receivable                                             (95,603)       (95,603)       (95,603)
  Foreign currency adjustment                                               (15,910)       (71,987)             -
  Accumulated deficit                                                    (8,171,628)    (8,854,463)    (7,598,535)
                                                                       ------------    -----------    -----------
      Total stockholders' equity                                            623,814        (95,259)     1,232,656
                                                                       ------------    -----------    -----------
      Total liabilities and stockholders' equity                       $  3,100,365    $ 2,708,961    $ 3,246,235
                                                                       ============    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1997 and 1996


                                                       1997              1996
                                                   (unaudited)       (unaudited)
                                                   -----------       -----------
REVENUES:
  Software license                                  $  202,141       $  774,888
  Software development                                 120,800          136,288
  Maintenance                                          234,317          176,955
  Consulting and other                                 277,505          391,532
                                                    ----------       ----------
      Total revenues                                   834,763        1,479,663

COST OF REVENUES:                                      459,922          416,352
                                                    ----------       ----------
      Gross profit                                     374,841        1,063,311
                                                    ----------       ----------

OPERATING EXPENSES:
  Sales and marketing                                  319,671          657,133
  Research and development                             163,678          336,523
  General and administrative                           476,583          612,817
  Depreciation                                          62,305           62,353
                                                    ----------       ----------
      Total operating expenses                       1,022,237        1,668,826
                                                    ----------       ----------
      Income (loss) from operations                   (647,396)        (605,515)

OTHER INCOME (EXPENSE):
  Interest income                                          906            5,204
  Interest expense                                     (36,345)         (30,820)
                                                    ----------       ----------
      Net income (loss)                             $ (682,835)      $ (631,131)
                                                    ==========       ==========

Net income per common and
  common equivalent share                           $    (0.22)      $    (0.23)
                                                    ==========       ==========

Weighted average common and common
  equivalent shares outstanding                      3,140,953        2,693,219
                                                    ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1997 and 1996


                                                               1997           1996
                                                            (unaudited)    (unaudited)
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used) generated in operations                   $   (49,618)   $  (796,223)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (165)       (62,500)
  Capitalized software costs                                    (98,085)      (446,541)
  Sales of short-term investments                                     -        100,890
                                                            -----------    -----------
      Net cash provided by investing activities                 (98,250)      (408,151)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    99,222        350,000
  Payments on notes payable                                    (100,728)        (2,083)
  Payments on capital lease obligations                          (4,312)       (34,978)
  Proceeds from issuance of common stock                         19,839      2,553,425
  Costs of secondary public offering                                  -       (201,367)
                                                            -----------    -----------
      Net cash provided by (used in) financing activities        14,021      2,664,997
                                                            -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               -         (2,869)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (133,847)     1,457,754
CASH AND CASH EQUIVALENTS,  beginning of period                 187,428        284,542
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS,  end of period                   $    53,581    $ 1,742,296
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for -
    Interest                                                $    36,345    $    29,733
    Income taxes                                                      -              -


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1997



1.         INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1997, previously reported.

Net Loss per Common and Common Equivalent Shares

For the three months ended June 30, 1997, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

2.       SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1997 to June 30, 1997 were as follows:

         Shareholders' equity, March 31, 1997                $623,814
         Issuance of common stock                              19,307
         Issuance costs                                             -
         Amortization of deferred compensation                    532
         Net loss                                            (682,835)
         Foreign currency translation adjustment              (56,077)
                                                             --------
         Shareholders' equity, June 30, 1997                 $(95,259)
                                                             ========

3.         PRO FORMA STATEMENTS

Effective July 3, 1997, the Company entered into an agreement pursuant to which it sold a majority interest in it then wholly-owned subsidiary Timeline Europe Limited (Timeline Europe). Under the agreement, Timeline Europe issued 87,500 new shares of common stock to certain individuals in the

United Kingdom in exchange for subscriptions totaling approximately $1,633,760 US at then current exchange rates. Timeline, Inc. (Timeline) contributed a portion of its debt receivable to Timeline Europe for 12,499 additional shares in Timeline Europe. The result of these transactions reduced Timeline's ownership interest in Timeline Europe to 12.5% and caused the Timeline Europe management team and certain outside investors to obtain an 87.5% ownership interest in Timeline Europe. Timeline Europe also repaid to Timeline approximately $152,000 of prior advances and executed a debenture evidencing and agreements securing its obligation to make three additional installments of approximately $152,000 each on October 31, 1997; January 31, 1998 and April 30, 1998. Furthermore, an inter-company receivable of approximately $70,000 was repaid to Timeline.

In connection with the sale of the majority interest in Timeline Europe, Timeline and Timeline Europe also executed a Distributorship Agreement and Source Code License which allows Timeline Europe to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to Timeline. The licensing fees are based on a percentage of revenues generated by Timeline Europe on license and maintenance fees it charges its customers. During the term of this agreement, Timeline Europe has the right to market and license certain of Timeline's products to the exclusion of Timeline in Europe, the Middle East, and Africa (the "Territories").

Management believes these transactions will allow Timeline Europe adequate working capital to build and maintain a viable market for Timeline's products in the Territories. Consequently, Timeline believes substantial revenues will be generated to Timeline over time on Timeline Europe licenses and maintenance. Furthermore, these transactions makes Timeline no longer responsible for the continued operations of Timeline Europe, thereby reducing Timeline's exposure to negative cash flows which may be generated by Timeline Europe.

The accompanying pro forma balance sheet takes into effect the above transaction as if it had occurred on June 30, 1997. The adjustments include the new investment in Timeline Europe of $254,360, the receivable from Timeline Europe of $608,198, and the effects of no longer consolidating Timeline Europe. Prior to the transaction, Timeline had a negative investment in Timeline Europe of $393,370, due to Timeline Europe's cumulative losses. The resulting gain generated from the transaction was $1,255,928, which is also reflected in the pro forma balance sheet.

4.       NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for periods beginning after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS in place of primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic and diluted EPS for the quarter ended June 30, 1997, would be the same as the current EPS reported.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this report, the words "expect", "intention", "should", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in this report, the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Form SB-2 and S-3, all as filed with the Securities and Exchange Commission, and those described from time-to-time in the Company's press releases and other communications.

RESULTS OF OPERATIONS

REVENUES

                                  Three Months Ended June 30,
                                   1997                 1996          Change
     --------------------------------------------------------------------------
     (Dollars in Thousands)

     Software license                202                775           (74)%
     Software development            121                136           (11)%
     Maintenance                     234                177            32%
     Consulting                      278                392           (29)%
                                   ------------------------
     Total Revenues                  835              1,480           (44)%
     --------------------------------------------------------------------------


Revenues for the three months ended June 30, 1997 were substantially lower than the comparable period ended June 30, 1996. This reflects the considerable downsizing which management has undertaken subsequent to the relevant 1996 period. In April of 1997, the Company closed its Chicago sales office and operated with substantially reduced sales personnel in the second half of fiscal 1997 and the first quarter of fiscal 1998 compared with fiscal 1997. As part of this restructuring, the Company also changed sales management and consolidated all U.S. activities in Bellevue, Washington. Furthermore, the Company has now focused its sales efforts on its middle tier products which are priced lower than its historical market focus. All these changes resulted in substantial disruption of the flow of qualified prospects entering into new licenses during the quarter.

Software development revenues in the period ended June 30, 1997 were also lower as fiscal 1997 included substantial development fees with Microsoft Corporation on the Microsoft Small Business Financial Manager. This agreement did not produce comparable revenues in the period ended June 30, 1997.

Maintenance revenue increased 32% for the comparable three month period. This reflects increasing maintenance fees from licensees of Timeline's MV product line which more than offset continued reductions in maintenance from the Company's accounting systems based on Digital Equipment Corporation's operating systems. Consulting revenue decreased 29%. The demand for consulting is directly affected by installation support and training on new licenses signed during the current and immediately prior quarters.

GROSS MARGIN


                                  Three Months Ended June 30,
                                   1997                 1996          Change
     --------------------------------------------------------------------------
     (Dollars in Thousands)
     Gross profit                   374                 1,063          (65)%
     Percentage of revenues         45%                  72%
     --------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and consulting and maintenance revenue, which is labor intensive. The fact a higher proportionate share of gross revenue in the quarter ending June 30, 1997 consisted of such labor intensive revenue resulted in a substantial decrease in gross profits as a percentage of revenue.

SALES AND MARKETING


                                  Three Months Ended June 30,
                                   1997                 1996          Change
     --------------------------------------------------------------------------
     (Dollars in Thousands)

     Sales and marketing           320                 657           (51)%
     Percentage of revenue         38%                 44%
     --------------------------------------------------------------------------

Sales and marketing expenses as a percentage of net sales and in actual dollar amounts decreased substantially between the periods presented. This decrease is due to the substantial reduction in sales personnel and related expenses in the United States. This expense reduction in the US more than offset continued increases in such expenses in the United Kingdom. Due to the sale of a majority interest in Timeline's subsidiary, Timeline Europe, effective in early July, 1997, future results will not reflect the cost of sales and marketing in the United Kingdom. Consequently, management believes these expenses will continue to show substantial reductions in future quarters.

RESEARCH AND DEVELOPMENT


                                  Three Months Ended June 30,
                                   1997                 1996          Change
     --------------------------------------------------------------------------
     (Dollars in Thousands)
     Research & development       164                   337            (51)%
     Percentage of revenues        20%                  23%
     --------------------------------------------------------------------------

The Company has made a strategic decision to not undertake any research and development on new products. Research and development expenses during the quarter ended June 30, 1997 were attributable to the enhancement of the functionality of the current product line unless funded by outside third parties. This approach is a key undertaking in management's effort to return the Company to profitability. In the comparable period of fiscal 1997, the Company completed development of and released MV Analyst(TM), its PC-based database/Excel product, the development of which accounted for a large portion of research and development expense.

GENERAL AND ADMINISTRATIVE


                                  Three Months Ended June 30,
                                   1997                 1996          Change
     --------------------------------------------------------------------------
     (Dollars in Thousands)
     General & administrative       477                 613           (22)%
     Percentage of revenues         57%                 41%
     --------------------------------------------------------------------------

General and administrative expenses between comparable three month periods ended June 30, 1997 and June 30, 1996 decreased 22%. This decrease is a direct result of management's efforts to reduce the workforce and related overhead expenses. However, these expenditures continue to reflect those associated with Timeline Europe's operations in the United Kingdom. Due to the sale of a majority interest in Timeline Europe in early July, 1997, general and administrative expense are expected to decrease in the upcoming quarter.

INCOME TAX

Income taxes are provided in the statement of operations in accordance with the liability method. The Company has determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded.

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, the Company does not expect this to be a factor in fiscal 1998.

SIGNIFICANT EVENTS SUBSEQUENT TO QUARTER ENDED JUNE 30, 1997

Effective July 3, 1997, the Company entered into an agreement pursuant to which it sold a majority interest in its then wholly-owned subsidiary Timeline Europe. Under the agreement, Timeline Europe issued 87,500 new shares of common stock to certain individuals in the United Kingdom in exchange for subscriptions totaling approximately $1,633,760 US at then current exchange rates. Timeline contributed a portion of its debt receivable to Timeline Europe for 12,499 additional shares in Timeline Europe. The result of these transactions reduced Timeline's ownership interest in Timeline Europe to 12.5% and caused the Timeline Europe management team and certain outside investors to obtain an 87.5% ownership interest in Timeline Europe. Timeline Europe also repaid to Timeline approximately $152,000 of prior advances and executed a debenture evidencing and agreements securing its obligation to make three additional installments of approximately $152,000 each on October 31, 1997, January 31, 1998 and April 30, 1998. Furthermore, an inter-company receivable of approximately $70,000 was repaid to Timeline.

In connection with the sale of the majority interest in Timeline Europe, Timeline and Timeline Europe also executed a Distributorship Agreement and Source Code License which allows Timeline Europe to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to Timeline. The licensing fees are based on a percentage of revenues generated by Timeline Europe on license and maintenance fees it charges its customers. During the term of this agreement, Timeline Europe has the right to market and license certain of Timeline's products to the exclusion of Timeline in Europe, the Middle East, and Africa (the "Territories").

Management believes these transactions will allow Timeline Europe adequate working capital to build and maintain a viable market for Timeline's products in the Territories. Consequently, Timeline believes substantial revenues will be generated to Timeline over time on Timeline Europe licenses and maintenance. Furthermore, these transactions makes Timeline no longer responsible for the continued operations of Timeline Europe, thereby reducing Timeline's exposure to negative cash flows which may be generated by Timeline Europe.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at June 30, 1997 stood at $53,581 compared to $187,000 at March 31, 1997. The decrease in cash is attributable to substantial losses incurred in the fiscal first quarter of 1998. Total obligations, excluding deferred income items, totaled $2,354,839 at June 30, 1997 as compared to $2,122,000 at March 31, 1997.
The fiscal 1998 obligations include a corporate guarantee of a $322,917 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"). The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. During fiscal 1997, the President and CEO of the Company personally guaranteed this debt with the bank.

Net cash used in operating activities was $49,618 in the quarter ended June 30, 1997. The Company funded its operating loss through a significant increase in deferred revenues and payables, and collections on accounts receivable.

Based on current cash and cash equivalent balances, the Company expects additional borrowings, sales of equity or debt instruments, or substantial sales of assets will be required to fund operations during fiscal 1998. A sale of a majority of the stock in Timeline Europe was closed immediately after the end of the June 30, 1997 quarter. Timeline will receive payments of $608,198 during the next ten months as well as on-going license and maintenance fees over a period of years in conjunction with this sale. The transaction provided a substantial infusion of new capital in Timeline Europe, in which Timeline retains a 12.5% equity interest. This transaction was considered necessary both to provide liquidity to Timeline and to allow new working capital for Timeline Europe.

At June 30, 1997, the outstanding balance on the Company's line of credit facility was $287,420 in the US and $160,752 in Timeline Europe (which amount was assumed by Timeline Europe in the transaction of July, 1997). Timeline has a bank line of credit of $625,000 based upon the selling its accounts receivable with recourse.

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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    10.1  Distributorship Agreement and Source Code License
                    27.1  Financial Data Schedule.

              (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Timeline, Inc.
                                                 (Registrant)

Date:  August 11, 1997                    By:    /s/ CHARLES R. OSENBAUGH
                                             ---------------------------------
                                                 Charles R. Osenbaugh
                                             President/Chief Financial Officer


                                             Signed on behalf of registrant and
                                             as principal financial officer.

                                 EXHIBITS INDEX


         EXHIBIT
          NUMBER                           DESCRIPTION
         --------                          -----------

           10.1             Distributorship Agreement and Source Code License

           27.1             Financial Data Schedule