Form 10QSB
period 1997-09-30
TIMELINE INC
filed 1997-11-14
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTER ENDED                     COMMISSION FILE NUMBER
        SEPTEMBER 30, 1997                               1-13524

                                 TIMELINE, INC.
       (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                 91-1590734
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     OUTSTANDING AT
               CLASS                                OCTOBER 15, 1997
   Common Stock, $.01 Par Value                         3,140,953

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30, 1997    MARCH 31, 1997
                                                      (UNAUDITED)         (AUDITED)
                                                  -------------------   --------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $      58,401      $     187,428
  Short-term investments                                        --                 --
  Accounts receivable, net of allowance
    of $78,352 and $99,146                                 689,891          1,258,143
  Prepaid expenses and other                                82,452            218,365
  Note receivable                                          458,008                 --
                                                     -------------      -------------
      Total current assets                               1,288,752          1,663,936
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,624,184, and $1,515,126               605,849            737,611
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $593,437 and $469,975                    675,512            674,485
OTHER ASSETS                                                25,348             24,333
                                                     -------------      -------------
      Total assets                                   $   2,595,461      $   3,100,365
                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $     353,499      $     569,981
  Accrued expenses                                         377,232            497,537
  Line of credit                                           233,183            348,950
  Deferred revenue                                         326,553            354,643
  Current portion of long-term debt                        348,623            659,782
  Current portion of capital leases                         19,939             19,939
                                                     -------------      -------------
      Total current liabilities                          1,659,029          2,450,832
LONG-TERM DEBT, net of current portion                      71,785                 --
LONG TERM PORTION OF CAPITAL LEASES & DEBT                  17,378             25,719
                                                     -------------      -------------
      Total liabilities                                  1,748,192          2,476,551
                                                     -------------      -------------

STOCKHOLDERS' EQUITY:
  Common stock                                              32,163             32,162
  Additional paid-in capital                             9,189,860          9,266,159
  Unearned ESOP shares                                    (390,449)          (391,366)
  Stock subscription receivable                                 --            (95,603)
  Foreign currency adjustment                                   --            (15,910)
  Accumulated deficit                                   (7,984,305)        (8,171,628)
                                                     -------------      -------------
      Total stockholders' equity                           847,269            623,814
                                                     -------------      -------------
      Total liabilities and stockholders' equity     $   2,595,461      $   3,100,365
                                                     =============      =============

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                             1997              1996               1997                1996
                                          (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                         ------------       ------------       ------------       ------------
REVENUES:
  Software license                       $    282,045       $    215,686       $    484,186       $    990,574
  Software development                        185,051                 --            305,851                 --
  Maintenance                                 172,345            236,146            406,662            413,101
  Consulting                                  244,453            810,242            521,958          1,338,062
  Other                                            --             40,841                 --             40,841
                                         ------------       ------------       ------------       ------------
      Total revenues                          883,894          1,302,915          1,718,657          2,782,578

COST OF REVENUES:                             333,063            534,384            792,985            950,736
                                         ------------       ------------       ------------       ------------
      Gross profit                            550,831            768,531            925,672          1,831,842
                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES:
  Sales and marketing                         156,261            840,585            475,932          1,711,445
  Research and development                    132,621            513,417            815,054            912,507
  General and administrative                  338,471            482,816            296,299            819,339
  Depreciation                                 56,099             63,000            118,403            125,353
                                         ------------       ------------       ------------       ------------
      Total operating expenses                683,452          1,899,818          1,705,688          3,568,644
                                         ------------       ------------       ------------       ------------
      Income (loss) from operations          (132,621)        (1,131,287)          (780,016)        (1,736,802)

OTHER INCOME (EXPENSE):
  Gain on Sale of Timeline Europe           1,038,409                 --          1,038,409                 --
  Interest income                               1,208              8,375              2,114             13,579
  Interest expense                            (36,838)           (28,578)           (73,183)           (59,398)
                                         ------------       ------------       ------------       ------------
     Total other income (expense)           1,002,779            (20,203)           967,340            (45,819)
                                         ------------       ------------       ------------       ------------
      Net income (loss)                  $    870,158       $ (1,151,490)      $    187,324       $ (1,782,621)
                                         ============       ============       ============       ============

Net income per common and
  common equivalent share                $       0.27       $      (0.38)      $       0.06       $      (0.62)
                                         ============       ============       ============       ============

Weighted average common and common
  equivalent shares outstanding             3,195,254          3,040,906          3,195,254          2,867,063
                                         ============       ============       ============       ============


The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                         1997              1996
                                                                     (UNAUDITED)        (UNAUDITED)
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used) generated in operations                            $     65,556      $   (796,223)
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (8,072)          (62,500)
  Capitalized software costs                                             (155,854)         (446,541)
  Sales of short-term investments                                              --           100,890
                                                                     ------------      ------------
      Net cash provided by investing activities                          (163,926)         (408,151)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note receivable                                           157,214                --
  Borrowings on notes payable                                             192,649           350,000
  Payments on notes payable                                              (373,096)           (2,083)
  Payments on capital lease obligations                                    (8,341)          (34,978)
  Proceeds from issuance of common stock and ESOP contributions               917         2,553,425
  Costs of secondary public offering                                           --          (201,367)
                                                                     ------------      ------------
      Net cash provided by (used in) financing activities                 (30,657)        2,664,997
                                                                     ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        --            (2,869)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (129,027)        1,457,754
CASH AND CASH EQUIVALENTS,  beginning of period                           187,428           284,542
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS,  end of period                            $     58,401      $  1,742,296
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                         $     73,183      $     29,733
    Income taxes                                                               --                --

The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1997, previously reported.

Net Loss per Common and Common Equivalent Shares

For the three and six months ended September 30, 1997, net income (loss) per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

2. SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1997 to September 30, 1997 were as follows:

        Shareholders' equity, March 31, 1997                    $623,814
        Payments on subscription receivable                       19,305
        Amortization of deferred compensation                        917
        Net income                                               187,324
        Foreign currency translation adjustment                   15,910
                                                                --------
        Shareholders' equity, September 30, 1997                $847,270
                                                                ========

3. SALE OF STOCK IN SUBSIDIARY

Effective July 3, 1997, the Company entered into an agreement pursuant to which it sold a majority interest in its then wholly-owned subsidiary Timeline Europe Limited (Timeline Europe). Under the agreement, Timeline Europe issued 87,500 new shares of common stock to certain individuals in the United Kingdom in exchange for subscriptions totaling approximately $1,633,760 US at then current exchange rates. Timeline, Inc. (Timeline) contributed a portion of its accounts receivable from Timeline Europe for 12,499 additional shares in Timeline Europe. The result of these transactions reduced

Timeline's ownership interest in Timeline Europe to 12.5% and caused the Timeline Europe management team and certain outside investors to obtain an 87.5% ownership interest in Timeline Europe. Timeline Europe also repaid to Timeline approximately $152,000 of prior advances and executed a debenture securing its remaining intercompany obligation to make three additional installments of approximately $152,000 each on October 31, 1997; January 31, 1998 and April 30, 1998.

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

Management believes these transactions will allow Timeline Europe adequate working capital to build and maintain a viable market for Timeline's products in the Territories. Consequently, Timeline believes substantial revenues will be generated to Timeline over time on Timeline Europe licenses and maintenance. Furthermore, these transactions make Timeline no longer responsible for the continued operations of Timeline Europe, thereby reducing Timeline's exposure to negative cash flows which may be generated by Timeline Europe.

As a result of this transaction, Timeline has recognized a gain on the sale of the 87.5% interest in Timeline Europe in the amount of $1,038,409. This amount represents the elimination of Timeline's negative investment in Timeline Europe due to Timeline Europe no longer being a consolidated subsidiary of Timeline.

4.      NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for periods beginning after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). After the effective date, companies will report basic EPS and diluted EPS in place of primary and fully diluted EPS, which are currently reported. Under the new standard, the Company's basic and diluted EPS for the quarter ended September 30, 1997, would be $0.28 and $0.27, respectively. For the six month period, basic and diluted EPS would be the same as the reported EPS of $0.06.

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

RESULTS OF OPERATIONS

REVENUES

                           Three Months Ended                    Six Months Ended
                              September 30,                         September 30,
                            1997        1996       Change         1997        1996       Change
                          --------    --------    --------      --------    --------    --------
(Dollars in Thousands)

Software license               282         216          31%          484         991         (51)%
Software development           185          --         N/A           306          --         N/A
Maintenance                    172         236         (27)%         407         413          (1)%
Consulting and Other           245         851         (71)%         522       1,379         (62)%
                          --------    --------                  --------    --------
Revenues                       884       1,303         (32)%       1,719       2,783         (38)%


Operating revenues for the three and six months ended September 30, 1997 were substantially lower than the comparable periods ended September 30, 1996. The quarter ended September 1997 represents the first quarter in which the revenues of Timeline Europe Limited are no longer consolidated with those of Timeline, Inc.

Software license and development fees for the quarter ended September 30, 1997 increased over the comparable quarter ended September 30, 1996. However, for the six month periods ended on such dates, these revenue items were lower. This is reflective of certain changes initiated during the September 30, 1996 quarter and continuing through the current quarter, including a change in marketing focus resulting in fewer enterprise sales and a relative increase in sales of a lower cost version of MV Analyst, as well as a reduction in the size of the sales force.

While maintenance revenue was relatively even for the comparable six month periods, it decreased 27% for the comparable three month periods. This reflects the elimination of Timeline Europe maintenance revenue as well as decreasing maintenance fees from licensees of Timeline's Digital based product line which more than offset continued increases in maintenance from the Company's MV product series based on Microsoft Corporation's operating systems. Consulting revenue decreased 71% in the comparable quarter. This is a direct result the elimination of consulting revenue from Timeline Europe, the reduction in the number of employees involved in consulting, and reduced software installation projects.

GROSS MARGIN

                           Three Months Ended                    Six Months Ended
                              September 30,                         September 30,
                            1997        1996       Change         1997        1996        Change
                          --------     --------    --------     --------     --------    --------
(Dollars in Thousands)

Gross profit                   551         769          (28)%         926        1,832         (49)%
Percentage of
operating revenues              62%         59%                       54%          66%


The change in the Company's gross margin as a percentage of gross revenue is due in large part to changes in the mix of higher-margin software licenses and lower margin consulting and maintenance revenue, which is labor intensive. Additionally, amortization of capitalized software costs was higher in fiscal 1998 due to the release of a number of new products during the last twelve months.

The actual dollar amount of gross margin decreased in both the three and six month periods ended in fiscal 1998 over fiscal 1997 as a direct result of the reduction in revenues.

SALES AND MARKETING EXPENSE

                          Three Months Ended                    Six Months Ended
                             September 30,                        September 30,
                           1997        1996       Change        1997         1996      Change
                          -------     -------     -------      -------     -------     -------
(Dollars in Thousands)

Sales and marketing           156         841         (81)%        476       1,711         (72)%
Percentage of
operating revenues             18%         65%                      28%         61%


Sales and marketing expenses as a percentage of net sales and in actual dollar amounts decreased substantially between the periods presented. This decrease is due to the significant reduction in sales personnel and related expenses in the United States, and in the three month period ended on September 30, 1997, due to the elimination of such expenses for the previously wholly-owned Timeline Europe Limited. Management believes, based upon the elimination of Timeline Europe Limited costs in future quarters, that favorable comparisons with prior years will continue. However, actual dollar amounts may vary in future quarters based upon the volume of sales from quarter to quarter.

RESEARCH AND DEVELOPMENT EXPENSE

                           Three Months Ended                   Six Months Ended
                              September 30,                       September 30,
                           1997        1996       Change        1997        1996       Change
                          -------     -------     -------      -------     -------     -------
(Dollars in Thousands)

Research & development        133         513         (74)%        815         913         (11)%
Percentage of
operating revenues             15%         39%                      47%         33%


The Company has made a strategic decision not to undertake any research and development on new products. Research and development expenses during the quarter ended September 30, 1997 were attributable to the enhancement of the functionality of the current product line. In addition, in certain instances enhancements were funded by outside third parties. This approach is a key undertaking in management's effort to return the Company to profitability.

Management believes the actual dollar amount of research and development expenses will increase in future quarters if the Company is successful in its efforts to sign distribution and private label agreements with various accounting vendors. In such situations, the Company will be called upon to make certain modifications to its software to meet the particular needs of its distributors and to fully integrate the Company's products with the accounting package(s) of the various vendors.

GENERAL AND ADMINISTRATIVE EXPENSE

                            Three Months Ended                    Six Months Ended
                               September 30,                        September 30,
                             1997        1996       Change        1997         1996      Change
                            -------     -------     -------      -------     -------     -------
(Dollars in Thousands)

General & administrative        338         483         (30)%        296         819         (64)%
Percentage of
operating revenues               38%         37%                      17%         29%


General and administrative expenses between comparable three month periods ended September 30, 1997 and September 30, 1996 decreased 30%, and decreased 64% for the comparable six month periods. This decrease is a direct result of management's efforts to reduce the workforce and related overhead expenses as well as the elimination of Timeline Europe as a consolidated subsidiary of the Company. Management believes that general and administrative expenses should remain relatively stable over the next several quarters except for the effect of legal and auditing fees which are event driven.

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

OTHER INCOME

Timeline has recognized a gain on the sale of the 87.5% interest in Timeline Europe in the amount of $1,038,409. This amount represents the elimination of Timeline's negative investment in Timeline Europe due to Timeline Europe no longer being a consolidated subsidiary of Timeline.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at September 30, 1997 stood at $58,401 compared to $187,000 at March 31, 1997. The decrease in cash is attributable to operating losses incurred in the first and second quarter of fiscal 1998. Total obligations, excluding deferred income items, totaled $1,421,638 at September 30, 1997. The fiscal 1998 obligations include a corporate guarantee of a $302,084 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. The President and CEO of the Company personally guaranteed this debt with the bank.

Net cash provided by operating activities was $65,556 in the six months ended September 30, 1997. The Company funded its operating loss through collections on accounts receivable and increases in payables.

A sale of a majority of the stock in Timeline Europe which closed during the September 30, 1997 quarter provides payments to the Company on the intercompany debt totaling in excess of $450,000 during the subsequent three quarters. Nevertheless, based on current cash and cash equivalent balances, the Company expects additional borrowings, sales of equity or debt instruments, or substantial sales of assets will be required to fund operations during the remainder of fiscal 1998.

At September 30, 1997, the outstanding balance on the Company's line of credit facility was $233,183. Timeline has a bank line of credit which, if it has adequate qualified receivables, can be drawn up to $625,000. The line of credit is based upon selling its accounts receivable with recourse.

                          PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on July 11, 1997, two director nominees were duly elected on the following vote:

                              Affirmative Votes           Negative Votes
                              -----------------           --------------
    Donald K. Babcock             2,604,841                   31,670
    Kent L. Johnson               2,606,161                   30,350

           In addition, the shareholders were also asked to approve an amendment to the company's 1994 Stock Option Plan and Directors' Nonqualified Stock Option Plan which would increase the number of shares authorized for issuance under such plans from a total of 250,000 shares to 400,000 shares. The amendment was approved on the following vote:

   Affirmative Votes    Negative Votes     Votes Abstained       Unvoted
   -----------------    --------------     ---------------       -------
       2,364,271            114,164            32,650            210,283

ITEM 5.    OTHER INFORMATION

           As previously disclosed in the Company's press release dated October 8, 1997, the Company's common stock and warrants are currently listed on The Nasdaq SmallCap Market ("Nasdaq") pursuant to an exemption from the minimum bid price requirement under the symbol "TMLNC" and "TMLWC," respectively. Over the past several months, the trading price for the common stock has averaged around $1 and has fallen below the $1 minimum bid price a number of times. The closing bid price of the common stock on November 4, 1997 was $0.906. Nasdaq has granted a temporary exception from the minimum bid price requirement, subject to the Company satisfying certain conditions imposed by Nasdaq on or before November 28, 1997. The Company has not yet satisfied those conditions and there can be no assurance that it will be able to meet Nasdaq's conditions in a timely manner or at all. In the event that the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may be listed on the OTC Bulletin Board.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27.1  Financial Data Schedule.

           (b) A report on Form 8-K was filed on July 8, 1997, reporting Item 2 information relating to a disposition of assets by the Company through the sale of a majority interest in its subsidiary, Timeline Europe Ltd. On August 27, 1997, the Company filed a Form 8-K/A amending the filing on July 8, 1997, to add the pro forma financial statement information required to be filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Timeline, Inc.
                                         (Registrant)

Date:  November 12, 1997                 By:      /s/ Charles R. Osenbaugh
                                              ----------------------------------
                                         Charles R. Osenbaugh
                                         President/Chief Financial Officer

                                         Signed on behalf of registrant and as
                                         principal financial officer.

                                 EXHIBITS INDEX

       EXHIBIT
       NUMBER                DESCRIPTION
       -------         -----------------------
        27.1           Financial Data Schedule