Form 10QSB
period 1997-12-31
TIMELINE INC
filed 1998-02-11
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1997          COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


               WASHINGTON                                 91-1590734
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                        3055 112TH AVENUE N.E., STE. 106
                               BELLEVUE, WA 98004
                    (Address of principal executive offices)

                                 (425) 822-3140
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                            OUTSTANDING AT
           CLASS                                           JANUARY 15, 1998
Common Stock, $.01 Par Value                                   3,130,610


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 1997    MARCH 31, 1997
                                                             (UNAUDITED)          (AUDITED)
                                                          -----------------   -----------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $          36,459   $         187,428
  Accounts receivable, net of allowance
    of $85,635 and $99,146                                          733,201           1,258,143
  Prepaid expenses and other                                         41,308             218,365
  Note receivable                                                   313,937                --
                                                          -----------------   -----------------
      Total current assets                                        1,124,905           1,663,936
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of  $1,681,184, and $1,515,126                       550,289             737,611
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of  $674,086 and $469,975                            655,697             674,485
OTHER ASSETS                                                         21,072              24,333
                                                          -----------------   -----------------
      Total assets                                        $       2,351,963   $       3,100,365
                                                          =================   =================

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $         323,432   $         569,981
  Accrued expenses                                                  350,289             497,537
  Line of credit                                                    189,208             348,950
  Deferred revenue                                                  410,774             354,643
  Current portion of long-term debt                                 348,623             659,782
  Current portion of capital leases                                  19,939              19,939
                                                          -----------------   -----------------
      Total current liabilities                                   1,642,265           2,450,832
LONG-TERM DEBT, net of current portion                               25,023                --
LONG TERM PORTION OF CAPITAL LEASES & DEBT                           13,208              25,719
                                                          -----------------   -----------------
      Total liabilities                                           1,680,496           2,476,551
                                                          -----------------   -----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                       32,162              32,162
  Additional paid-in capital                                      9,266,159           9,266,159
  Unearned ESOP shares                                             (389,908)           (391,366)
  Stock subscription receivable                                     (76,298)            (95,603)
  Foreign currency adjustment                                          --               (15,910)
  Accumulated deficit                                            (8,160,647)         (8,171,628)
                                                          -----------------   -----------------
      Total stockholders' equity                                    671,468             623,814
                                                          -----------------   -----------------
      Total liabilities and stockholders' equity          $       2,351,964   $       3,100,365
                                                          =================   =================

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                1997                1996                1997                1996
                                             (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                            ------------        ------------        ------------        ------------
REVENUES:
  Software license                          $    283,952        $    700,978        $    768,138        $  1,691,552
  Software development                            69,163                --               375,014                --
  Maintenance                                    193,717             188,574             600,379             601,674
  Consulting and training                        243,263             732,279             757,161           2,070,340
  Other                                             --                 9,450               8,061              50,292
                                            ------------        ------------        ------------        ------------
      Total revenues                             790,095           1,631,281           2,508,753           4,413,858

COST OF REVENUES:                                342,475             723,984           1,135,460           1,674,720
                                            ------------        ------------        ------------        ------------
      Gross profit                               447,620             907,297           1,373,293           2,739,138
                                            ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  Sales and marketing                            102,285             446,709             578,217           2,312,561
  Research and development                       159,422             311,492             455,721             976,424
  General and administrative                     259,744             533,516           1,074,798           1,446,022
  Depreciation                                    57,000              71,567             175,403             196,920
                                            ------------        ------------        ------------        ------------
      Total operating expenses                   578,451           1,363,284           2,284,139           4,931,927
                                            ------------        ------------        ------------        ------------
      Income (loss) from operations             (130,831)           (455,987)           (910,846)         (2,192,789)


OTHER INCOME (EXPENSE):
  Gain on Sale of Timeline Europe                   --                  --             1,038,409                --
  Interest income                                  2,877               1,283               4,991              14,861
  Interest expense                               (48,388)            (43,403)           (121,571)           (102,802)
                                            ------------        ------------        ------------        ------------
     Total other income (expense)                (45,511)            (42,120)            921,829             (87,941)
                                            ------------        ------------        ------------        ------------

      Net income (loss)                     $   (176,342)       $   (498,107)       $     10,983        $ (2,280,730)
                                            ============        ============        ============        ============

Basic and diluted earnings per share        $      (0.06)       $      (0.16)       $       0.00        $      (0.78)
                                            ============        ============        ============        ============

Weighted average common and common
  equivalent shares outstanding                3,130,610           3,055,283           3,195,254           2,931,477
                                            ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                          1997                1996
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used) generated in operations                              $     82,465        $ (2,146,862)
                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (9,512)           (145,303)
  Capitalized software costs                                               (217,225)           (595,359)
  Sales of short-term investments                                              --               107,174
                                                                       ------------        ------------
      Net cash provided by (used in) investing activities                  (226,737)           (633,488)
                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note receivable                                             301,285                --
  Borrowings on notes payable                                               192,649             350,000
  Payments on notes payable                                                (489,577)            (85,788)
  Payments on capital lease obligations                                     (12,512)            (60,487)
  Proceeds from issuance of common stock and ESOP contributions               1,458           2,553,425
  Proceeds from stock option exercises                                         --                 1,435
  Costs of secondary public offering                                           --              (251,030)
                                                                       ------------        ------------
      Net cash provided by (used in) financing activities                    (6,697)          2,507,555
                                                                       ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        --                (9,608)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (150,969)           (272,795)
CASH AND CASH EQUIVALENTS,  beginning of period                             187,428             284,542
                                                                       ------------        ------------

CASH AND CASH EQUIVALENTS,  end of period                              $     36,459        $     11,747
                                                                       ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                           $    112,661        $    102,583
    Income taxes                                                               --                  --


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1997


1.        INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Timeline, Inc. and subsidiary (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1997, previously reported.

Basic and Diluted Earnings Per Share

The Company adopted SFAS No. 128, "Earnings Per Share", which was effective for periods ending after December 15, 1997 and requires retroactive restatement of all periods presented. Basic and diluted earnings per share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive other than for the nine months ended December 31, 1997. In that period, common stock equivalents of 64,644 which represent dilutive stock options are included in the weighted average common and common stock equivalents outstanding.

2.       SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1997 to December 31, 1997 were as follows:

         Shareholders' equity, March 31, 1997                 $623,814
         Payments on subscription receivable                    19,305
         Amortization of deferred compensation                   1,458
         Net income                                             10,981
         Foreign currency translation adjustment                15,910
                                                               -------

         Shareholders' equity, December 31, 1997              $671,468
                                                              ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Forms SB-2 and S-3, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

REVENUES

                                   Three Months Ended                         Nine Months Ended
                                      December 31,                               December 31,
                                   1997          1996         Change          1997           1996         Change
                               ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Software license                     284           701        (59)%             768           1,691       (55)%
Software development                  69             -         N/A              375               -        N/A
Maintenance                          194           189          2%              600             602         0%
Consulting and Other                 243           742        (67)%             765           2,121       (64)%
                               ------------- -------------               --------------- -------------
Revenues                             790         1,631        (52)%           2,509           4,414       (43)%
                               ------------- ------------- ------------- --------------- ------------- -------------

All categories of revenue, other than maintenance, for the three and nine months ended December 31, 1997 are lower than the comparable periods ended December 31, 1996, in part because beginning in the quarter ended September 30, 1997, such amounts do not include revenues of Timeline Europe Limited, which are no longer consolidated with those of Timeline, Inc.

Software license revenue for the quarter ended December 31, 1997 decreased over the comparable quarter ended December 31, 1996. This is due in part to the sale of a majority of Timeline Europe Limited, whose license revenues are no longer reflected in the Company's financial statements. The remainder of the decrease is due to fewer sales of licenses in the U.S. compared to the prior year period. This decrease is consistent with the Company's greater emphasis on pursuing sales through third party joint marketing and distribution arrangements. These third party agreements tend to take considerable time to establish and then to generate license revenue. Typically, once an agreement in principal is reached, the Company will undertake some development to fully integrate its products with those of the third party distributor. The Company and the distributor typically will jointly finance such development. Development fees in the fiscal periods ending in 1997 generally reflect such activity. Management continues to believe third party distribution and marketing arrangements are the most pragmatic approach to generating license fees. This is due to the Company's lack of capital and personnel to build an adequate direct sales force, and a belief third party distribution should offer the prospects of higher volumes over time.

Maintenance revenue was relatively even for the comparable three and nine month periods. This reflects continued increases in maintenance from the Company's MV product series based on Microsoft Corporation's operating systems which are offset by decreasing maintenance fees from licensees of Timeline's Digital based product line. Consulting revenue decreased 67% in the comparable quarter of fiscal 1998 and 1997. This is a direct result the elimination of consulting revenue from Timeline Europe, the reduction in the number of U.S. employees involved in consulting, and reduced software installation projects.

GROSS MARGIN

                                   Three Months Ended                         Nine Months Ended
                                      December 31,                               December 31,
                                   1997          1996         Change          1997           1996         Change
                               ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Gross profit                       448           907          (51)%          1,373          2,739         (50)%
Percentage of
operating revenues                 57%           56%                          55%            62%
                               ------------- ------------- ------------- --------------- ------------- -------------

Changes in the Company's gross margin as a percentage of gross revenue is due in large part to variances in the mix of higher-margin software licenses and lower margin consulting and maintenance revenue, both of which are labor intensive. Amortization of capitalized software costs was higher in fiscal 1998 due to a number of new products having been completed during calendar 1996. Since the Company starts amortization on commercial release of the products developed, these products were amortized throughout periods ending in calendar 1997.

The actual dollar amount of gross margin decreased in both the three and six month periods ended in fiscal 1998 over fiscal 1997 as a direct result of the reduction in revenues.

SALES AND MARKETING EXPENSE

                                   Three Months Ended                         Nine Months Ended
                                      December 31,                               December 31,
                                   1997          1996         Change          1997           1996         Change
                               ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Sales and marketing                102           447          (77)%           578           2,313         (75)%
Percentage of
operating revenues                 13%           27%                          23%            52%
                               ------------- ------------- ------------- --------------- ------------- -------------

Sales and marketing expenses as a percentage of operating revenues and in actual dollar amounts decreased substantially between the periods presented. This decrease is due to the significant reduction in sales personnel and related expenses in the United States, and in the nine month period ended on December 31, 1997, due to the elimination of such expenses for the previously wholly-owned Timeline Europe Limited. Management expects, based upon the elimination of Timeline Europe Limited, favorable comparisons with prior years will continue. However, actual dollar amounts may vary based upon the volume of sales from quarter to quarter.

RESEARCH AND DEVELOPMENT EXPENSE

                                   Three Months Ended                         Nine Months Ended
                                      December 31,                               December 31,
                                   1997          1996         Change          1997           1996         Change
                               ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Research & development             159           311          (49)%           456            976          (53)%
Percentage of
operating revenues                 20%           19%                          18%            22%
                               ------------- ------------- ------------- --------------- ------------- -------------

The Company has made a strategic decision not to undertake any research and development on new products for the time being. Research and development expenses during the quarter ended December 31, 1997 were attributable to the enhancement of the functionality of the current product line. In addition, certain enhancements were funded by outside third parties. This approach is a key undertaking in management's effort to return the Company to profitability.

Management expects the actual dollar amount of research and development expenses will increase in future quarters if the Company is successful in its efforts to sign distribution and private label agreements with various accounting vendors. In such situations, the Company will be called upon to make certain modifications to its software to meet the particular needs of its distributors and to fully integrate the Company's products with the accounting package(s) of the various vendors.

GENERAL AND ADMINISTRATIVE EXPENSE

                                   Three Months Ended                         Nine Months Ended
                                      December 31,                               December 31,
                                   1997          1996         Change          1997           1996         Change
                               ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

General & administrative
                                   260           534          (51)%          1,075          1,446         (26)%
Percentage of
operating revenues                 33%           33%                          43%            33%
                               ------------- ------------- ------------- --------------- ------------- -------------

General and administrative expenses decreased 51%, and 26% respectively for the comparable three and nine month periods ended December 31, 1997 over December 31, 1996. This decrease is a direct result of management's efforts to reduce the workforce and related overhead expenses as well as the elimination of Timeline Europe as a consolidated subsidiary of the Company. Management believes general and administrative expenses should remain relatively stable over the next several quarters except for the effect of legal and auditing fees which are event driven.

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

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership. Under current U.S. tax laws, such a change in ownership limits the amount of net operating loss carry forwards and credits which may be used in any given year.

OTHER INCOME

Timeline recognized a gain on the sale of the 87.5% interest in Timeline Europe in the amount of $1,038,409 during the quarter ended September 30, 1997. This amount represents the elimination of Timeline's negative investment in Timeline Europe due to Timeline Europe no longer being a consolidated subsidiary of Timeline.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at December 31, 1997 stood at $36,459 compared to $187,428 at March 31, 1997. The decrease in cash is attributable to operating losses incurred in fiscal 1998. Total obligations, excluding deferred income items, totaled $1,269,722 at December 31, 1997. The fiscal 1998 obligations include a corporate guarantee of a $270,833 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. The President and CEO of the Company personally guaranteed this debt with the bank.

Net cash provided by operating activities was $82,465 in the nine months ended December 31, 1997. The Company funded its operating loss through collections on accounts receivable and increases in payables.

A sale of a majority of the stock in Timeline Europe, which closed during the September 30, 1997 quarter, provides future payments to the Company of approximately $150,000 due in each of the quarters ending March 31st and June 30th of 1998, which debt is evidenced by a note receivable. Nevertheless, based on current cash and cash equivalent balances, the Company expects additional borrowings, sales of equity or debt instruments, or substantial sales of assets will be required to fund operations during the remainder of fiscal 1998.

At December 31, 1997, the outstanding balance on the Company's line of credit facility was $250,627. Timeline has a bank line of credit which, if it has adequate qualified receivables, can be drawn up to $625,000. The line of credit is based upon selling its accounts receivable with recourse. At December 31, 1997, based on the qualified receivables, the Company had approximate available borrowings for an additional $140,333.


OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of the Company's products, the availability of additional financing or capital resources, the volume and timing of systems sales, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                          PART II. - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              As previously disclosed in the Company's press release dated November 18, 1997 and its report on Form 8-K, the Company's common stock and warrants were delisted by Nasdaq from trading on The Nasdaq SmallCap Market ("Nasdaq") because the Company did not meet the minimum bid price requirement. The Company stock and warrants began trading on the OTC Bulletin Board on November 19, 1997, under the symbols TMLN and TMLNW, respectively.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      27.1  Financial Data Schedule.

              (b) A report on Form 8-K was filed on November 20, 1997, reporting Item 5 information relating to the delisting of the Company's stock and warrants from trading on the Nasdaq SmallCap Market because the Company did not meet the minimum bid price requirement.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Timeline, Inc.
                                           (Registrant)

Date:  February 6, 1998                By: /s/ Charles R. Osenbaugh
                                           -------------------------------------
                                           Charles R. Osenbaugh
                                           President/Chief Financial Officer


                                           Signed on behalf
                                           of registrant and
                                           as principal
                                           financial officer.

                                 EXHIBITS INDEX


         EXHIBIT
          NUMBER                   DESCRIPTION
         -------                   -----------

           27.1             Financial Data Schedule