Form 10KSB40
period 1998-03-31
TIMELINE INC
filed 1998-06-17
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

The issuer's revenues for its most recent fiscal year were:  $3,883,962.

As of May 22, 1998, 3,214,640 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $3,154,682 based on the average of the bid ($1.406) and ask ($1.50) prices on that date of $1.453.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement relating to the Company's July 16, 1998 Annual Meeting of Shareholders and to be filed with the Commission on or about the date hereof (the "Proxy Statement").

 Transitional Small Business Disclosure Format (Check One):  Yes  [ ] No  [X]

                                     PART I

When used in this discussion, the words "believes," "intends," anticipates," "plans to" and "expects" and similar expressions are intended to qualify as forward-looking statements relating to, among others, the Company's business strategies, product releases, and revenues from third party agreements. Such statements are subject to certain risks and uncertainties and there are a number of important factors that could cause actual results to differ materially from those projected. These factors include, among others, the risk factors set forth below and other factors as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW

        The Company develops, markets and supports enterprise-wide financial management, budgeting and reporting software. Timeline's software products automatically access and distribute business information with full accounting control. Although the Company has products which permit the processing of transactions, Timeline's marketing and development strategy is focused on products which report accounting data in meaningful and flexible formats. These reporting products allow end users to gather and disseminate business information throughout the enterprise while the enterprise maintains maximum flexibility in determining the types of transaction processing systems it will use.

        It has been estimated a significant percentage of the financial analysis and management reporting done in businesses today is accomplished through keying data from paper or fixed reports into spreadsheets. This reflects a desire to have data reside in a user friendly environment, such as Microsoft(R)
Office, where the information is then available for automated inclusion in word processing documents, forwarding and distribution through electronic mail, manipulation in spreadsheets, etc. Electronic data residing in common desktop environments is also potentially available for distribution through the Internet.

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

        Timeline believes that its proprietary technology, designed to allow the enterprise to avoid time-consuming, error-prone and costly keying of data, distinguishes Timeline's products from other vendors of reporting software. The data resident at the desktop is as valid as the data in the underlying accounting system. Moreover, the type of underlying accounting system, and the platform on which it resides, is immaterial. While many enterprises are\migrating accounting functions from larger mainframe- and minicomputer-based systems to client/server systems, others have elected to retain their existing, or "legacy" accounting systems. Timeline's business strategy is focused on meeting the financial management needs of both types of enterprise by providing products that accept and report on data from both legacy and newer systems.

        The Company's MV Analyst(TM) and MV Server(TM), now called Timeline(R) Analyst and Timeline(R) Server, product lines were originally introduced in May 1994, and are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft client/server environment. Timeline products emphasize financial reporting and management functions, connectivity to multiple systems, the ability to distribute data to the desktop, and a complex reporting architecture for consolidations, allocations, budgeting and multiple foreign currency conversions.

        The Timeline(R) products are designed to extend the life of the existing systems, allow the purchase of less expensive new systems, and deliver data for reporting and analysis throughout the enterprise. The Company believes its Timeline(R) products can complement accounting and reporting software vendors' products by adding functionality to eliminate competitive disadvantages in their products. These vendors are thus considered by management as candidates to bundle or distribute Timeline(R) products in conjunction with their accounting and reporting systems. It is through licensing and distribution agreements with such third party vendors that management believes most license fee revenue will be generated in fiscal 1999.

        At March 31, 1998, Timeline employed 31 full-time employees in the United States.

        The Company spent in the aggregate approximately $1,001,000 in fiscal 1998 and $2,099,000 in fiscal 1997 for research and development and capitalized software costs, and received $381,000 and $835,000, respectively, in software development revenue.

TECHNOLOGY BACKGROUND

        Timeline Technologies. Timeline's client/server software is designed to overlay an enterprise's entire computing infrastructure with a reporting engine which can accept and organize data, with full accounting controls, from both legacy systems and newer technologies. Timeline's proprietary "architecture," in conjunction with its proprietary "generation engine," is designed to accomplish this task. Compatibility with legacy systems allows the enterprise to preserve hardware and software investments or commence the transition to a client/server environment while providing enhanced reporting capabilities throughout the enterprise. In environments already using client/server systems, Timeline technology provides distributed data marts which enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. The use of filtering technology not only automates the transfer of data from accounting and information systems into desktop databases, but can automatically rebuild such databases to reflect changes introduced in the underlying accounting structure. This eliminates costly dual maintenance of data structures between the legacy and the Timeline(R) systems.

     The following is a brief discussion of the Company's three primary proprietary technologies:

        - Timeline Architecture. Timeline's architecture is a multi-dimensional data segmentation capacity which exceeds the capacity of all accounting data structures known to the Company. This capacity enables the Timeline reporting products to accept data from multiple transaction processing systems concurrently, to combine such data into a single database and to add reporting relationships not present in the source system(s).

        - Generation Engine. The Company's generation engine enables Timeline products to automate the conversion of accounting data structures into Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. It is this technology which allows automated building of any number of databases for distribution throughout the organization.

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

        Timeline has been granted one patent by the U.S. Patent and Trademark Office on its technology and the Company believes a second patent will be granted during fiscal 1999. The Company is currently filing for patent protection in certain countries outside the United States.

PRODUCTS

     The Company's products allow the distribution of data sets of information to the desktop. Timeline's primary product family, Timeline(R) Analyst and Timeline(R) Server, consists of a set of client/server software applications based on Microsoft Windows(TM)/Windows NT(TM) and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end user to develop his or her own analysis or personal reports using normal Microsoft or Timeline-enhanced technology. The user can be assured the data is as accurate as is the data in the underlying accounting system.

     The original MV Server(TM) product, now Timeline(R) Server, was introduced in late 1995 as a financial and management reporting system which included modules to allow traditional financial reporting, budgeting, foreign currency conversion, consolidations and allocations. The various modules in the Timeline(R) Server product provide desktop and network reporting on information originating in a single or multiple accounting systems within the enterprise. While this product can provide many transaction-driven benefits, the Company's market focus is to use Timeline(R) Server as the data warehouse to handle larger volumes of data in conjunction with Timeline(R) Analyst.

     In June 1996, the Company made its first commercial release of MV Analyst(TM), now Timeline(R) Analyst, as a stand alone "data mart" which enables the user to view, create and distribute reports in Microsoft Excel based on data from a single accounting system. Timeline(R) Analyst is also the client to Timeline's server-based software, allowing the distribution of reporting databases to end-users throughout a larger enterprise.

     Commencing in October 1996, the Company released the Manager upgrade to Timeline(R) Analyst designed for the "mid-level" market (i.e., businesses with approximately six to 100 desktop users). This product completes the Timeline(R) Analyst suite by allowing the assignment of new reporting relationships at the desktop level and the distribution of data marts between Timeline(R) Analyst users without the requirement of Timeline(R) Server.

     Timeline(R) Budgeting consists of applications and tools built on the underlying Timeline data marts. The combination of Excel interfaces and data base controls provides a system which management believes will be a major area of revenue growth in the near term. Functionality includes automatic dissemination of budget templates, consolidation of budget input, allocations, and multiple spread methods. The Company intends to enhance its budgeting software in fiscal 1999 to provide solutions which are compatible with Seagate Software technologies.

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

YEAR 2000 COMPLIANCE

     The Company's products and services are designed to be Year 2000 compliant with the exception of one VAX system release in use by one customer. The Company is scheduled to release a Year 2000 compliant version of software to said non-compliant customer in the fourth quarter of calendar year 1998. While the Company's other products have been released as Year 2000 compliant, certain customers have not yet upgraded to these versions. Although the Company believes that its internal systems, products and services are currently Year 2000 compliant, there can be no assurances that the Company's products and systems contain all necessary date codes. In addition, there can be no guarantee that the systems of other companies on which the Company relies or does business with will be Year 2000 compliant and would not have an adverse effect on the Company's business.

RISK FACTORS

     Accumulated Deficit; Recent Operating Results. The Company has demonstrated an historical inability to operate profitably and had an accumulated deficit of approximately $7,997,000 at March 31, 1998. Although for the 1998 fiscal year, the Company had net income of approximately $174,000, there can be no assurances that it will continue to operate at a profit. In order to achieve stable profitability, the Company must increase licensing and maintenance revenues of its existing client/server products, develop new products, and control its expenses. There can be no assurance the Company will meet these objectives or achieve sustained profitability. Although the Company believes its cash balances and anticipated operating results are sufficient to fund the Company in fiscal 1999, no assurance can be given that sufficient sales will be generated or that financing will be obtained to enable the Company to continue as a going concern. See "Limited Product Line; Uncertainty of Market Acceptance," "Reliance on Licensing and Distribution Relationships," "Future Capital Needs and Uncertainty of Additional Financing," and "Competition."

        Limited Product Line; Uncertainty of Market Acceptance. The Company's future will depend upon the successful development, marketing and licensing of its existing product line and other new products. There can be no assurance the Company will achieve or sustain revenue growth for its actual, scheduled or anticipated products, that enhancements to such products and other applications can be successfully developed, that demand for such products will continue to grow or be sustained, or that the Company's products will successfully compete with the products of others. To the extent demand for the Company's products does not develop due to competition, product performance, customer assessment of the Company's financial resources and expertise, technological change or other factors, the Company's operations may be materially and adversely affected.

        Reliance on Licensing and Distribution Relationships. The Company expects to rely increasingly on agreements with third party licensees and distributors, and less on direct sales efforts, for sales of the Company's products. The Company's agreements with its licensees and distributors generally are not exclusive, may be terminated by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing or distribution depends in part on the market acceptance and distribution channels of such third-party's products and services, the ability of the Company to integrate its products with those of the third party, and the continued viability and financial stability of such third parties, which, in turn, depends in part on the economic health of the software industry. There can be no assurance that these licensees and distributors will perform their contractual obligations as expected or that the Company will derive any additional revenue from such arrangements, that the Company will be successful in developing new relationships or maintaining existing relationships with third-party licensees and distributors, that such licensees and distributors will be able to market the Company's products effectively, or that any existing licensee or distributor will continue to represent the Company's products, any of which could materially adversely affect the Company's results of operations.

        Reliance on Microsoft. The Company has developed all of its client/server products to function in the Microsoft Windows and/or Windows NT environments, and anticipates future products will also be designed for use in these Microsoft environments. In light of this product strategy, sales of the Company's new products would be materially and adversely affected by market developments adverse to Microsoft Windows and/or Windows NT. The success of the Company's strategy of developing products using the Microsoft Windows and/or Windows NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system product line or strategy would materially and adversely affect the Company.

        Fluctuations in Performance. The Company's results of operations have historically varied substantially from period to period (quarterly or otherwise), and the Company expects they will continue to do so. The timing and amount of the Company's net revenues are substantially dependent upon such factors as the size and timing of licensing agreements and customer orders, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in pricing policies by the Company or its competitors, and changes in general economic conditions.

        Over the past year, the Company has made great efforts to reduce its operating and other expenses, including significant reductions in its sales and marketing staff and research and development activities. There can be no assurance that these expense reductions will have the desired result of enabling the Company to achieve continued profitability or that they will not have adverse effects on the Company. In addition, the Company currently intends to rely more on licensing and distribution arrangements and less on direct sales, and accordingly the Company expects that timing of revenues will fluctuate from quarter to quarter, which may cause significant variations in periodic results of operations. There can be no assurance that the Company's business strategy will be successful or will result in an increase in revenues. In the event the Company determines to increase its direct sales and marketing efforts or to undertake research and development not funded by third parties, the Company's operating expenses would increase and may have an adverse impact on the Company's results of operations. The Company does not take any measures specifically designed to limit fluctuations in the Company's periodic results of operations. There can be no assurance the Company will be profitable on a quarter-to-quarter or any other basis in the future.

        Future Capital Needs and Uncertainty of Additional Financing. The Company's net working capital (excluding deferred revenue) at March 31, 1998 was approximately $452,000. The Company's capital needs in the future will depend upon factors such as the market acceptance of its products and any other new products developed by the Company, the success of the Company's third-party licensing and distribution arrangements and the Company's ability to develop and maintain sustained maintenance and support revenue, none of which can be predicted with certainty. There can be no assurance the Company will not require substantial additional financing in the future for which it has no commitments or arrangements, and there can be no assurance any additional financing, if required, will be available, if at all, in a timely manner or on terms acceptable to the Company. The inability to obtain required financing could have a material adverse effect on the Company's results of operations, and could cause the Company to significantly reduce or suspend its operations, seek a merger partner, sell certain of its assets, sell additional securities on terms which are highly dilutive to existing investors, or obtain funds through arrangements that are unfavorable to the Company.

        Technological Change and Uncertainty. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products and develop new products on a timely and cost-effective basis, to meet changing customer needs and to respond to emerging industry standards and other technological changes. In particular, the Company's products must maintain compatibility with existing and future Microsoft Windows and Windows NT operating environments, database systems and development tools. Any failure by the Company to anticipate or to respond promptly and adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. There can be no assurance the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

        Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Furthermore, from time to time the Company and others may announce new products, capabilities or technologies which have the potential to replace or shorten life cycles of the Company's existing products and which may cause customers to defer purchasing existing Company products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations.

        Competition. The business information software market is highly competitive. Management believes the primary products in competition with its products are products provided by Hyperion, Inc., Comshare, Inc., FRX, Platinum Software Corporation, Computron Technologies Corp., and various IBM- or UNIX-based vendors. The Company also expects to face competition with respect to those products it is developing and has scheduled for release. Most of the Company's competitors have significantly greater financial, technical, sales, marketing, research and development and other resources, as well as greater name recognition and larger installed bases, than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to compete effectively, if at all, and its inability to do so would adversely affect the Company's results of operations.

        Dependence on Key Personnel; Management of Operations. The Company's success depends to a significant extent on the continued contributions of several management personnel, in particular Charles Osenbaugh, the Company's Chief Executive Officer and Chief Financial Officer. The Company currently does not have key person life insurance on Mr. Osenbaugh and does not have an employment agreement with Mr. Osenbaugh. The loss of the services of Mr. Osenbaugh would have a material adverse effect on the Company.

        The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance the Company will be successful in attracting and retaining the personnel it requires to conduct its operations successfully. The Company's results of operations could be adversely affected if the Company were unable to attract, hire, train and manage qualified personnel. The Company has recently reduced the size of its staff which could place a strain on the Company's management and other resources. The ability of the Company to manage operations will depend in part on the ability of its officers and key personnel to continue to successfully implement appropriate management, operational and financial systems and controls.

        Intellectual Property and Proprietary Rights. The Company relies on a combination of copyright, trademark and trade secret laws, patents, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. The Company has received Notice of Issuance by the U.S. Patent Office of one patent, and holds one other patent, and intends to file for patent protection in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent, if any, to which piracy of its software products currently exists, it can be expected to occur in the future. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. There can be no assurance proprietary protections will be adequate or that the Company's competitors will not independently develop similar technology. The Company has not obtained an opinion of counsel as to the validity of its proprietary rights.

        No claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. The cost of responding to any such claim may be substantial, whether or not the assertion is valid.

        International Operations. Historical net revenues attributable to licenses made outside the U.S. have been relatively insignificant, however, the Company anticipates, international licenses will account for an increasing portion of its net revenues in the future. The Company's international licenses and other revenues are subject to fluctuations in U.S. currency valuations. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future. In addition, foreign countries may impose limitations on the amount of currency which may be withdrawn from such countries, thereby adversely affecting the Company's liquidity and geographic market scope.

        Possible Illiquidity of Trading Markets. The Common Stock and its warrants are currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities than if the securities were traded on the Nasdaq Stock Market or other national exchange. In addition, the Common Stock and warrants are also listed for trading on the Boston Stock Exchange. If the Company were to experience significant or prolonged losses or otherwise, it may be unable to maintain the standards for continued listing on the Boston Stock Exchange. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, the Company's securities.

        The Company's securities are subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on Nasdaq and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as the Company's securities are subject to the rules on penny stocks, the market liquidity for such securities could be materially and adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

        Timeline leases approximately 17,025 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease which expires
April 30, 2001. Of this amount, 1,134 square feet are subleased under an agreement expiring January 31, 1999; 2,259 square feet are subleased under an agreement expiring May 31, 2000; and 2,345 square feet are subleased under an agreement expiring February 28, 2001, but which can be terminated at any time upon payment of three months rent and expenses.

        Timeline does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a putative securities class action lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the

State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. Although the ultimate outcome of such litigation is uncertain, management does not believe that the resolution of this lawsuit will have a material impact on the future financial results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Timeline's common stock is traded on the OTC Bulletin Board ("OTCBB") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. Additionally, warrants to purchase common stock are traded on both OTCBB and BSE under the symbols "TMLNW" and "TMLW", respectively. Prior to November 1997, Timeline's common stock and warrants were traded on the Nasdaq SmallCap Market(TM) (Nasdaq(R)). Both classes of securities initiated trading on January 18, 1995, the effective date of the Company's initial public offering of common stock and warrants. The following table contains the high and low trading price as reported by Nasdaq through November 17, 1997 and by OTCBB thereafter, for each quarter of fiscal 1997 and 1998. The quotations from the OTCBB reflect inter-dealer prices without retail mark up, mark down, or commissions and may not represent actual transactions.


                                           Fiscal 1997                                            Fiscal 1998
                     ------------------------------------------------------   ----------------------------------------------------
                       1st             2nd             3rd            4th       1st            2nd            3rd            4th
                     Quarter         Quarter         Quarter        Quarter   Quarter        Quarter        Quarter        Quarter
                     -------         -------         -------        -------   -------        -------        -------        -------
Common Stock
 High                 7 5/8           7 1/8          5 7/8           4 1/8     1 3/8          1 5/8          1 1/8          2 3/8
 Low                  4 3/4           4 7/8          1 5/16          1 1/8     5/8            25/32          3/8            9/16
Warrants
 High                 2 9/16          2 1/8          1 7/8           27/32     7/16           11/32          9/32           3/10
 Low                  1 1/8           1 1/4          9/32            9/32      1/4            1/4            3/100          3/100


        At May 22, 1998 there were 3,214,640 shares of common stock outstanding held by approximately 69 holders of record. An additional 1,000,000 warrants to purchase common stock were outstanding held by approximately 9 holders of record, each warrant allowing the purchase of one share of stock on or before January 17, 2000 at a price of $6.25 per share.

        In July 1997, in connection with a financing, the Company issued a warrant to acquire 5,000 shares of its common stock to FirstCorp at an exercise price of $1.625 per share.

        In November 1997, the Company granted a performance-based stock option to purchase 75,000 shares of stock to Charles R. Osenbaugh, at an exercise price of $1.00 per share, as compensation. This option becomes 50% vested upon achieving 10 consecutive days of the Company's stock closing trading at $3.00 per share, and the remaining 50% vest upon the Company's stock closing trading at $5.00 per share for 10 consecutive days.

        In February, 1998, the Company sold a warrant to acquire up to 300,000 shares of its common stock to Infinium Software, Inc. at an exercise price of $1.00 per share. Infinium Software, Inc. paid the Company $100,000 for this warrant.

        In February, 1998, the Company issued 20,764 shares of restricted common stock to Leonard Cereghino in payment of services rendered.

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

RESULTS OF OPERATIONS

        For fiscal year ending March 31, 1998 Timeline generated net income of $175,000, compared to a net loss of $3,082,000 for the period ended March 31, 1997. A decrease in gross revenue in excess of $1.6 million was more than offset by decreased expenses and a one-time gain of $988,000 from the sale of a majority interest in Timeline Europe Limited, which caused it to no longer be consolidated on Timeline's books.

        Fiscal 1998 results reflect a significant reduction in costs and personnel, most particularly in the direct sales and marketing area and research and development, as compared to fiscal 1997. A majority of these cost cutting initiatives were undertaken in the last two quarters of fiscal 1997. However, fiscal 1998 represents the results of these cost reductions for the full fiscal year. The sale of a majority interest in Timeline Europe Limited in July 1997, also triggered substantial cost reductions from that point forward.


                                  GROSS REVENUE


                                       Three Months Ended                            Twelve Months Ended
                                             March 31,                                     March 31,
                              --------------------------------------         --------------------------------------
                                1998           1997          Change            1998           1997          Change
                              --------       --------       --------         --------       --------       --------
(Dollars in Thousands)

Software license                   979            473            107%           1,747          1,964            (11%)
Maintenance                        176            225            (22%)            777            827             (6%)
Consulting                         213            203              5%             979          1,877            (48%)
Software Development                 6            188            (97%)            381            835            (54%)
                              -----------------------                        -----------------------
Net sales                        1,374          1,089             26%           3,884          5,503            (29%)
                              --------       --------       --------         --------       --------       ----------


        Total revenue decreased 29% to $3,884,000 for the fiscal year ended March 31, 1998. Revenues generated by all areas of operations were lower in fiscal 1998 than in fiscal 1997. This trend was expected as a result of the considerable downsizing which occurred in fiscal 1997, and the fact Timeline Europe Limited results were not consolidated for periods after June 1997. During the fourth quarter of 1998, the Company recognized $870,000 on a license agreement with Seagate Software, Inc.

        Management believes software license revenue will be greater in fiscal 1999 than fiscal 1998 due to the opportunity to license and distribute its software in conjunction with a number of third parties. As a result, the Company may be exposed to more dramatic swings in its revenue due to the unpredictability of license revenue. The Company is currently working with Infinium Software, Inc. to market the Company's products into new and existing Infinium customers. In addition, the Company and Infinium are developing software for licensing by Infinium which is scheduled for delivery late in fiscal 1999. The Company is also developing an interface between its products and those of Navision a/s, which, if certified by Navision, will be marketed through its distribution channels. Delivery of these products are scheduled for September 1998 and March 1999. Starting July 1, 1998, Timeline Europe Limited will begin accruing license fee revenue to the Company at the rate of 10% of net license fee revenue received on licenses of products which include the Company's technology. These license revenues will be collected quarterly in arrears.

        Management believes revenues in consulting and maintenance will continue to be comparably weak in fiscal 1999. This is due to the expectation a majority of software license fees going forward will be generated through distribution and marketing agreements with third parties. As such, Timeline is continuously enhancing its products to make them easier to install. Furthermore, a portion of consulting and maintenance responsibilities (and resulting revenue) will be handled by third party distributors and/or marketing partners. Finally, the Company has focused its sales on reporting, budgeting, and non-complex consolidations (as opposed to multi-national consolidations, foreign currency conversions, etc.) which tend to require substantially less consulting in order to install and maintain. The Company has reduced personnel in the consulting and maintenance departments in anticipation of this trend.

        Software development revenues decreased significantly in fiscal 1998. During fiscal 1997, the Company received significant development revenues from Microsoft Corporation for development and subsequent enhancement of the Microsoft Small Business Financial Manager. Management does not anticipate that software development revenue will constitute a significant source of revenue in fiscal 1999 as there are not substantial contracts currently in place or being pursued. The Company does not consider software development for fees to be a line of business that should be pursued except in exceptional situations.


                                  GROSS MARGIN


                              Three Months Ended                            Twelve Months Ended
                                   March 31,                                     March 31,
                            -----------------------                     --------------------------
                             1998            1997       Change            1998             1997       Change
                            -------         -------     -------         ---------        ---------    -------
(Dollars in Thousands)
Gross profit                    991             483         105%            2,364            3,222        (27%)
Percentage of net sales          72%             44%                           61%              59%


        Gross profit decreased during the 1998 fiscal year by $858,000 (27%) over the 1997 fiscal year. However, cost of revenue decreased as a percentage of sales. This reflects the change in approach to cooperative distribution in conjunction with third parties and a decrease in personnel. These cost savings more than offset increased amortization of capitalized software costs (to $393,000 in 1998 compared to $218,000 in 1997).


             SALES AND MARKETING & RESEARCH AND DEVELOPMENT EXPENSE


                                 Three Months Ended                            Twelve Months Ended
                                      March 31,                                     March 31,
                              ------------------------                     --------------------------
                                1998            1997        Change           1998             1997          Change
                              --------        --------      -----          ---------        ---------       -------
(Dollars in Thousands)

Sales and marketing                135             200        (33%)              714            2,513         (72%)
Percentage of net sales             10%             18%                           18%              46%
                              --------        --------      -------        ---------        ---------       -------
Research & development             320             440        (27%)              776            1,416         (45%)
Percentage of net sales             23%             40%                           20%              26%
                              --------        --------      -------        ---------        ---------       -------


        Sales and marketing costs decreased 72% to $714,000 in fiscal 1998 from $2,513,000 in fiscal 1997. This decrease was fairly consistent for all quarters of the fiscal year and is directly attributable to no longer consolidating results from Timeline Europe Limited as of July 1997, and having closed the Chicago area sales office in April 1997.

        Research and development costs were $776,000 in fiscal 1998 compared to $1,416,000 in fiscal 1997, a 45% decrease. The decrease in research and development costs was the result of fewer programmers being employed in fiscal 1998 and the Company's substantial downsizing between full year operations in fiscal 1998 as compared to fiscal 1997.

        Management believes research and development will be greater in the first several quarters of fiscal 1999 due to a large backlog of programming tasks necessary to deliver versions of software to Navision a/s and Infinium Software, Inc. under existing agreements. The Company intends to out-source a major portion of this work in order to meet delivery dates. While this approach will be relatively more expensive than having the work performed by employees, the Company believes it is not in its best interest to hire permanent staff to handle short-term projects. No assurance can be given that additional integration projects will be forthcoming which would justify the responsibility of carrying a substantially increased staff. Consequently, the Company's current policy is to hire additional permanent staff only in circumstances where management believes there is a definitive need to cover long term version release schedules and maintenance responsibilities. Consistent with that policy, the Company anticipates hiring four or five people for the software development staff, primarily to replace the three senior staff members being hired by Seagate Software under the terms of the Seagate/Timeline license. A substantial portion of the cost of these additional hires will be offset by the reduction in costs associated with the employees hired by Seagate Software.


                       GENERAL AND ADMINISTRATIVE EXPENSE


                                  Three Months Ended                            Twelve Months Ended
                                      March  31,                                     March 31,
                               ------------------------                     --------------------------
                                 1998            1997        Change           1998             1997         Change
                               --------        --------      ------         ---------        ---------      -----
(Dollars in Thousands)

General & administrative            220             538        (59%)            1,295            1,984        (35%)
Percentage of net sales              16%             49%                           33%              36%


        General and administrative expenses decreased to $1,295,000 in fiscal 1998 from $1,984,000 in fiscal 1997. This reduction reflects fiscal 1998 cost reductions in this area in the US. Additionally, results for Timeline Europe Limited are not consolidated for the last three fiscal quarters of 1998 and which accounted for general and administrative expenses of $544,113 in fiscal 1997 and $154,267 in the first quarter of fiscal 1998.

        Depreciation expense decreased slightly in fiscal 1998 to $240,000 from $270,000 in fiscal 1997.

                                  OTHER INCOME

        Interest expense increased to $158,000 in fiscal 1998 from $138,000 in fiscal 1997. Interest income decreased to $5,000 from $16,000 for fiscal 1997. These changes reflect the higher interest rates on debt and lower average investment balances during fiscal 1998. While the Company's debt balances decreased in fiscal 1998 as compared to fiscal 1997, the Company paid comparably higher rates as a result of its weakened financial condition. This condition continued through fiscal year-end. Management believes interest costs for fiscal 1999 will be less than in fiscal 1998 and interest income will be higher due to the Company's better cash position. During the first month of fiscal 1999, the Company collected a significant portion of its account receivables. Nevertheless, the Company does not intend to retire any of its long-term debt except in the ordinary course under existing terms, due to the belief that maintaining a cash balance is prudent.

        Upon the sale of a majority of its interest in Timeline Europe Limited in July 1997, the Company recognized a gain of $988,000. The Company received cash of approximately $650,000 and the remainder of the gain represented release of liabilities. Timeline currently owns a 12.5% equity interest in Timeline Europe Limited, a distributor of Timeline products located in the United Kingdom.

        The Company did not record a tax benefit or cost in either fiscal 1997 or 1998, as the tax assets generated by the net operating losses from prior years did not satisfy the recognition criteria set forth by generally accepted accounting principles. Accordingly, the Company has established a valuation allowance that offsets net deferred tax assets. As taxable income is accrued which is offset by previously unrecognized net operating loss carry-forwards, the Company offsets tax costs with such net operating losses. Management does not anticipate recognition of federal income taxes in the near future as existing net operating loss carry-forwards are considered adequate to cover taxable income, if any, for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES.

        The Company's cash and cash equivalent balances at March 31, 1998 stood at $59,000 compared to $187,000 at March 31, 1997. The decrease in cash during fiscal 1998 was attributable to $21,000 used in operating activities, $303,000 used in financing activities offset by $196,000 provided by investing activities.

        Cash flows used in operating activities of $21,000 related to net income of $175,000 increased by the non-cash depreciation and amortization of $651,000 and reduced by the gain of $988,000 on the sale of the majority interest in Timeline Europe. Cash used in operating activities related primarily to the increase in accounts receivable of $357,000 offset by increases in accounts payable, accrued expenses and deferred revenues of $344,000 and a decrease in prepaids of $117,000.

        The Company received $439,000 on repayment of intercompany loans from Timeline Europe Limited in conjunction with the sale of a majority interest. Purchases of equipment and capitalized software development consumed $243,000 of cash.

        Total obligations, excluding deferred income items, totaled $1,254,000 at March 31, 1998 as compared to $2,122,000 at March 31, 1997. The fiscal 1998 and 1997 obligations include a corporate guarantee of a $500,000 bank note payable by the Timeline Employee Stock Ownership Trust to Silicon Valley Bank. This guarantee represents $229,000 of the fiscal 1998 total and $354,000 of the fiscal 1997 total. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"). The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. During fiscal 1997, the President and CEO of the Company personally guaranteed this debt with the bank.

        Net cash used in operating activities was $21,000 in fiscal 1998 as compared to $2,151,000 in fiscal 1997. The substantial reduction is primarily attributable to net income generated in fiscal 1998 compared to the net loss incurred in fiscal 1997. During fiscal 1998, the Company spent $18,000 on equipment and $225,000 on software development costs. The Company reduced amounts outstanding on lines of credit and notes payable by a net amount of $403,000 during fiscal 1998. The Company received $100,000 on the sale of warrants during fiscal 1998.

        Due to collection of a significant portion of accounts receivables in early fiscal 1999, the Company believes its cash balances and anticipated operating results are sufficient to fund the Company in fiscal 1999. However, no assurance can be given that additional borrowings, sales of equity or debt instruments, or substantial sales of assets may not be required. Furthermore, no assurance can be given that financing will be obtained or that sufficient sales will be generated to enable the Company to continue as a going concern.

        At March 31, 1998, the outstanding balance on the Company's line of credit facility was $147,000. The Company has a bank line of credit of $625,000 based upon selling its accounts receivable with recourse. In June 1997, the Company entered into a $150,000 loan agreement, secured by certain equipment owned by the Company, that is payable in equal monthly payments over a 24 month period.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements


                                                  Page
                                                  ----
Report of Independent Public Accountants            14

Balance Sheets as of March 31, 1998 and 1997        15

Statements of Operations for the years ended
 March 31, 1998 and 1997                            16

Statements of Changes in Stockholders' Equity
 for the years ended March 31, 1998 and 1997        17

Statements of Cash Flows for the years ended
 March 31, 1998 and 1997                            18

Notes to Financial Statements                       19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Timeline, Inc.:

We have audited the accompanying balance sheets of Timeline, Inc. (a Washington corporation) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
April 29, 1998
(Except with respect to the matter
discussed in Note 11, as to which the
date is June 11, 1998.)

                                 TIMELINE, INC.

                    BALANCE SHEETS -- MARCH 31, 1998 AND 1997


                                     ASSETS


                                                                         1998                   1997
                                                                      -----------           -----------

 CURRENT ASSETS:
   Cash and cash equivalents                                          $    59,022           $   187,428
   Accounts receivable, net of allowance of
     $60,966 and $99,146                                                1,372,155             1,258,143
   Note receivable from Timeline Europe Limited                           174,864                    --
   Prepaid expenses and other                                              94,381               218,365
                                                                      -----------           -----------

           Total current assets                                         1,700,422             1,663,936

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,469,026 and $1,515,126                              490,167               737,611

 CAPITALIZED SOFTWARE COSTS, net of accumulated
   amortization of $863,339 and $469,975                                  472,496               674,485

OTHER ASSETS                                                               21,072                24,333

     Total assets                                                     $ 2,684,157           $ 3,100,365
                                                                      ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $   352,392           $   569,981
 Accrued expenses                                                         399,386               497,537
 Line of credit                                                           146,872               348,950
 Deferred revenues                                                        460,191               354,643
 Current portion of long-term debt                                        329,578               659,782
 Current portion of obligations under capital leases                       19,939                19,939
                                                                      -----------           -----------

           Total current liabilities                                    1,708,358             2,450,832

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                    5,781                25,719
                                                                      -----------           -----------

           Total liabilities                                            1,714,139             2,476,551
                                                                      -----------           -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 20,000,000 shares authorized,
  3,214,622 and 3,216,153 issued and outstanding                           32,147                32,162
 Additional paid-in capital                                             9,205,706             9,266,159
 Unearned ESOP shares                                                    (270,833)             (391,366)
 Stock subscription receivable                                                 --               (95,603)
 Foreign currency adjustment                                                   --               (15,910)
 Accumulated deficit                                                   (7,997,002)           (8,171,628)
                                                                      -----------           -----------

              Total stockholders' equity                                  970,018               623,814
                                                                      -----------           -----------

              Total liabilities and stockholders' equity              $ 2,684,157           $ 3,100,365
                                                                      ===========           ===========


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                      1998                 1997
                                                                  -----------           -----------
REVENUES:
  Software license                                                $ 1,747,398           $ 1,964,096
  Software development                                                381,079               834,961
  Maintenance                                                         776,565               826,936
  Consulting                                                          978,920             1,877,050
                                                                  -----------           -----------

         Total revenues                                             3,883,962             5,503,043

COST OF REVENUES                                                    1,519,623             2,281,070
                                                                  -----------           -----------

         Gross profit                                               2,364,339             3,221,973
                                                                  -----------           -----------

OPERATING EXPENSES:
  Sales and marketing                                                 713,635             2,513,220
  General and administrative                                        1,295,017             1,983,769
  Research and development                                            776,086             1,415,988
  Depreciation and amortization                                       240,312               270,026
                                                                  -----------           -----------

         Total operating expenses                                   3,025,050             6,183,003
                                                                  -----------           -----------

         Loss from operations                                        (660,711)           (2,961,030)
                                                                  -----------           -----------

OTHER INCOME (EXPENSE):
  Gain on sale of Timeline Europe                                     988,409                    --
  Interest expense and other                                         (158,063)             (137,835)
  Interest income and other                                             4,991                16,390
                                                                  -----------           -----------

         Total other income (expense)                                 835,337              (121,445)
                                                                  -----------           -----------

         Income (loss) before income taxes                            174,626            (3,082,475)

         Income tax provision                                              --                    --

         Net income (loss)                                        $   174,626           $(3,082,475)
                                                                  ===========           ===========

BASIC NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                                $       .06           $     (1.04)
                                                                  ===========           ===========

DILUTED NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                                $       .05           $     (1.04)
                                                                  ===========           ===========

SHARES USED IN CALCULATION OF BASIC EARNINGS PER SHARE              3,133,688             2,965,249
                                                                  ===========           ===========

SHARES USED IN CALCULATION OF DILUTED EARNINGS PER SHARE            3,204,706             2,965,249
                                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                                Additional             Unearned
                                   Common Stock                                  Paid-in                 ESOP
                                     Shares                Amount                Capital                Shares
                                   -----------           -----------           -----------           -----------
BALANCE, March 31, 1996              2,614,576             $26,146             $ 6,847,329             $(500,000)
Net loss                                    --                  --                      --                    --
Secondary offering of
common stock, net                      521,530               5,215               2,297,180                    --
Exercise of common stock
options                                 90,390                 904                 175,848                    --
Retirement of ESOP shares              (10,343)               (103)                (54,198)               54,301
Amortization of unearned
ESOP shares                                 --                  --                      --                54,333
Foreign currency
translation adjustment                      --                  --                      --                    --
                                   -----------         -----------             -----------             ---------
BALANCE, March 31, 1997              3,216,153              32,162               9,266,159              (391,366)
Net income                                  --                  --                      --                    --
Retirement of ESOP shares              (22,295)               (223)               (116,827)              117,050
Amortization of unearned
ESOP shares                                 --                  --                      --                 3,483
Exercise of common stock
options                                 55,860                  56                  31,365                    --
Return of previously
subscribed shares                      (55,860)                (56)                (95,547)                   --
Sale of warrants to
purchase 300,000 shares
of common stock at $1.00                    --                  --                 100,000                    --
Issuance of common stock
for expenses                            20,764                 208                  20,556                    --
Foreign currency
translation adjustment                      --                  --                      --                    --
                                   -----------         -----------             -----------             ---------
BALANCE, March 31, 1998              3,214,622             $32,147             $ 9,205,706             $(270,833)
                                   ===========         ===========             ===========             =========


                                         Stock                Foreign
                                      Subscription            Currency             Accumulated
                                       Receivable            Adjustment              Deficit                Total
                                       -----------           -----------           -----------           -----------
BALANCE, March 31, 1996                 $     --              $ (4,163)          $(5,089,153)          $ 1,280,159
Net loss                                      --                    --            (3,082,475)           (3,082,475)
Secondary offering of
common stock, net                             --                    --                    --             2,302,395
Exercise of common stock
options                                  (95,603)                   --                    --                81,149
Retirement of ESOP shares                     --                    --                    --                    --
Amortization of unearned
ESOP shares                                   --                    --                    --                54,333
Foreign currency
translation adjustment                        --               (11,747)                   --               (11,747)
                                       ---------             ---------           -----------           -----------
BALANCE, March 31, 1997                  (95,603)              (15,910)           (8,171,628)              623,814
Net income                                    --                    --               174,626               174,626
Retirement of ESOP shares                     --                    --                    --                    --
Amortization of unearned
ESOP shares                                   --                    --                    --                 3,483
Exercise of common stock
options                                       --                    --                    --                31,421
Return of previously
subscribed shares                         95,603                    --                    --                    --
Sale of warrants to
purchase 300,000 shares
of common stock at $1.00                      --                    --                    --               100,000
Issuance of common stock
for expenses                                  --                    --                    --                20,764
Foreign currency
translation adjustment                        --                15,910                    --                15,910
                                       ---------             ---------           -----------           -----------
BALANCE, March 31, 1998                $      --              $     --           $(7,997,002)          $   970,018
                                       =========              ========           ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                                   1998                   1997
                                                                                 ---------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                               $ 174,626            $(3,082,475)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities-
   Depreciation and amortization                                                   650,810                555,478
   Gain on sale of Timeline Europe                                                (988,409)                    --
   Expenses paid with issuance of common stock and exercise of options              52,185                     --
   Loss on disposal of property and equipment                                        3,568                     --
   Compensation expense on stock option exercises                                       --                 39,941
   Changes in assets and liabilities:
    Accounts receivable                                                           (356,690)               (76,821)
    Prepaid expenses and other                                                     116,817                153,797
    Accounts payable                                                               110,460                 70,411
    Accrued expenses                                                                77,880                216,623
    Deferred revenues                                                              155,601                (76,860)
    Other noncurrent assets                                                        (18,246)                48,659
                                                                                 ---------            -----------
           Net cash used in operating activities                                   (21,398)            (2,151,247)
                                                                                 ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                (17,867)              (160,986)
 Proceeds from sales of property and equipment                                          --                  7,057
 Payments for capitalized software development costs                              (224,986)              (682,643)
 Sales of short-term investments                                                        --                107,174
 Proceeds from note receivable                                                     439,115                     --
                                                                                 ---------            -----------
           Net cash provided by (used in) investing activities                     196,262               (729,398)
                                                                                 ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                             (19,938)               (57,057)
 Borrowings under line of credit                                                   806,237                348,950
 Repayments under line of credit                                                  (859,365)                    --
 Proceeds from notes payable                                                       150,000                350,000
 Payments on notes payable                                                        (480,204)              (190,218)
 Sale of common stock and exercise of stock options                                     --              2,343,603
 Sale of warrants to purchase common stock                                         100,000                     --
                                                                                 ---------            -----------
           Net cash (used in) provided by financing activities                    (303,270)             2,795,278
                                                                                 ---------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 --                (11,747)
                                                                                 ---------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (128,406)               (97,114)
CASH AND CASH EQUIVALENTS, beginning of year                                       187,428                284,542
                                                                                 ---------            -----------

CASH AND CASH EQUIVALENTS, end of year                                           $  59,022            $   187,428
                                                                                 =========            ===========

SUPPLEMENTAL CASH AND NONCASH DISCLOSURES:
 Cash paid during the year for interest                                          $ 164,188            $    91,403
 Prepaid asset financed through accounts payable                                    80,360                 77,036
 Retirement of unallocated ESOP shares                                             117,050                 54,301


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. THE COMPANY:

Organization

The accompanying financial statements are for Timeline, Inc. (the Company). A majority of the Company's interest in its previously wholly-owned subsidiary Timeline Europe Limited was sold during July 1997. The accounts of Timeline Europe Limited are consolidated in these financial statements through the date of sale. The Company develops, markets and supports enterprise-wide financial management software.

Operations

As of March 31, 1998, the Company had an excess of current liabilities over current assets of $7,936 and had an accumulated deficit of $(7,997,002), with total stockholders' equity of $970,018. Management is in the process of evaluating alternatives for raising additional funds and returning the Company to profitable operations. These alternatives potentially include the continued licensing or sale of part of its patented software, agreements with distribution partners to market the Company's products and entering into additional debt agreements. If these alternatives are unsuccessful, the Company would need to implement a plan to reduce costs substantially until sales from operations generate sufficient cash flows to continue to fund operations and development. No assurance can be given that financing will be obtained or that sufficient sales will be generated to enable the Company to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles and assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that would result if the Company were not to continue as a going concern such as realizable value of certain assets and amount and classification of certain liabilities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Other significant accounting policies are summarized in the following paragraphs.

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

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility and market acceptance of a product line have been established. Amortization is recognized using the straight-line method over the products' remaining estimated economic life of the products of three years. Amortization starts when the product is available for general release to customers. During fiscal 1998 and 1997, the Company capitalized $224,986 and $682,643, respectively, of software development costs. Amortization expense for fiscal 1998 and 1997 was $393,363 and $218,198, respectively. The amortization is included in cost of revenues in the accompanying statements of operations.

All research and development costs are expensed as incurred.

Revenue Recognition

Revenue from software licenses is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Software licenses sold, for which there are still significant vendor obligations or right of return, are recorded as deferred revenue and are recognized as revenue upon the fulfillment of the obligation or lapse of the return period. Software licenses typically include a three-month warranty period. The revenues attributable to the warranty are recognized on a straight line basis over the warranty period.

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

Net Income (Loss) per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," effective December 15, 1997. Basic net income (loss) per share is the net income (loss) divided by the average number of shares outstanding during the year. Diluted net income (loss) per share is calculated as the net income (loss) divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During fiscal year 1997, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share. For periods prior to fiscal 1998, there is no difference between previously reported net loss per share and the basic and diluted net loss per share. Furthermore, shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each year-end, are not considered outstanding for the earnings per share calculation.

The computation of diluted net income (loss) per common and common equivalent share is as follows at March 31:


                                                                             1998                  1997
                                                                          -----------           -----------
Net income (loss)                                                         $   174,626           $(3,082,475)
                                                                          -----------           -----------

Weighted average common shares outstanding                                  3,133,688             2,965,249
Plus:  dilutive options and warrants                                          619,144                    --
Less:  shares assumed repurchased with proceeds from exercise                (548,126)                   --
                                                                          -----------           -----------

Weighted average common and common equivalent shares outstanding            3,204,706             2,965,249
                                                                          -----------           -----------

Diluted net income (loss) per common and common equivalent share          $       .05           $     (1.04)
                                                                          ===========           ===========


The calculation of diluted net income (loss) per common and common equivalent does not include 1,201,467 and 1,447,398 options and warrants in 1998 and 1997, respectively, as they are antidilutive.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform them to the current year's presentation.

3.  SALE OF STOCK IN SUBSIDIARY:

Effective July 3, 1997, the Company entered into an agreement pursuant to which it sold a majority interest in its then wholly-owned subsidiary, Timeline Europe Limited. (Timeline Europe). Under the agreement, Timeline Europe issued 87,500 new shares of common stock to certain individuals in the United Kingdom in exchange for subscriptions totaling approximately $1,633,760. The Company contributed a portion of its intercompany receivable from Timeline Europe for 12,499 additional shares in Timeline Europe. The result of these transactions reduced the Company's ownership interest in Timeline Europe to 12.5% and caused the Timeline Europe management team and certain outside investors to obtain an 87.5% ownership interest in Timeline Europe. Timeline Europe also repaid to the Company approximately $152,000 of prior advances and executed a debenture securing its remaining intercompany obligation to make additional installments totaling approximately $406,000. Of this amount, $147,700 was outstanding at March 31, 1998, and was collected subsequent to year end.

In connection with the sale of the majority interest in Timeline Europe, the Company and Timeline Europe also executed a Distributorship Agreement and Source Code License which allows Timeline Europe to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to the Company. The licensing fees are based on a percentage of revenues generated by Timeline Europe. During the term of this agreement, Timeline Europe has the right to market and license certain of the Company's products to the exclusion of the Company in Europe, the Middle East and Africa.

As a result of this transaction, Timeline has recognized a gain on the sale of the 87.5% interest in Timeline Europe in the amount of $988,409. This amount represents the elimination of the Company's negative investment in Timeline Europe due to Timeline Europe no longer being a consolidated subsidiary of Timeline, Inc.

4.  MAJOR CUSTOMERS:

During fiscal 1998 and 1997, one customer comprised approximately 22% and 15% of the Company's total revenue, respectively. At March 31, 1998, approximately 73% of the accounts receivable balance was due from the Company's largest customer. All of these revenues were collected subsequent to the end of the fiscal year.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at March 31:


                                                      1998                  1997
                                                  -----------           -----------
Computer equipment                                $ 1,525,461           $ 1,769,457
Office equipment                                      433,732               483,280
                                                  -----------           -----------

                                                    1,959,193             2,252,737
         Less-- accumulated depreciation           (1,469,026)           (1,515,126)
                                                  -----------           -----------

         Total property and equipment             $   490,167           $   737,611
                                                  ===========           ===========


6.  FINANCING ARRANGEMENTS:

Line of Credit

In January 1997, the Company entered into a line of credit for an amount not to exceed the lesser of: (i) $400,000 at any one time or (ii) 75% of the net amount of eligible accounts receivable less the outstanding balance on the equipment loan. The line of credit had a variable rate of interest of prime plus 2% (10.5% at March 31, 1997). Related borrowings were secured by the Company's accounts receivable. As of March 31, 1997, $348,950 was outstanding under the line of credit. This line expired during fiscal year 1998.

During May 1997, the Company entered into another line of credit agreement with its primary lender. Under the agreement, the Company may sell receivables with recourse in an amount up to $625,000. Interest on the line of credit is calculated at 2.50% of the average monthly balance plus a 1% administration fee. At March 31, 1998, $146,872 was outstanding under this agreement.

Equipment Loan

In January 1997, the Company obtained an equipment loan for an amount not to exceed the lesser of (i) $350,000 at any one time or (ii) 50% of the net book value of unencumbered equipment purchased on or prior to December 31, 1995, plus 80% of the invoice value of equipment purchased after December 31, 1995. The equipment loan accrued interest at 10.5%. The outstanding balance of $307,000 as of March 31, 1997, was refinanced during 1998 with proceeds from the line of credit.

Secured Promissory Note

During May 1997, the Company borrowed $150,000 under a secured promissory note agreement. The note is secured by certain property and equipment and is payable in equal monthly installments of $7,183, with a balloon payment of approximately $22,000 at the settlement of the note in June 1999. The note bears interest at 22.5%. At March 31, 1998, $100,411 was outstanding under this agreement.

Employee Stock Ownership Plan

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock (3% of the total outstanding at March 31, 1998) to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which is a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and is secured by pledge of the shares purchased and is guaranteed by the Company and the chief executive officer. The guarantee agreement with the lender also requires the Company to meet certain financial covenants. As of March 31, 1998 and 1997, the Company was out of compliance with certain of these covenants, including minimum tangible net worth and other performance related covenants.

Funds for payment of the note principal and interest are obtained by the ESOP from employee contributions and a Company match as well as Company advances to the ESOP. The outstanding balance of $229,167 and $354,167 at March 31, 1998 and 1997, respectively, on the ESOP note is included as a liability on the balance sheet. The Company has recorded the cost of unallocated shares as unearned ESOP shares. During 1998 and 1997, the Company applied $117,050 and $54,301, respectively, of its prepayments to the ESOP to repurchase and retire 22,295 and 10,343 shares, respectively, of its common stock.

The ESOP note bears interest at the prime rate plus 2% (10.5% at March 31, 1998 and 1997).

Minimum principal payments on long-term debt are as follows:

1999       $225,411
2000        104,167
           --------
           $329,578
           ========

7.  FEDERAL INCOME TAXES:

Federal income taxes are determined using an asset and liability approach.

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) as of March 31 are as follows:


                                                 1998                  1997
                                             -----------           -----------
Net operating loss carryforward              $ 1,832,000           $ 2,388,000
Research and experimentation credit              300,000               330,000
Deferred revenues                                156,000               121,000
Capitalized software costs                      (161,000)             (229,000)
Other                                             96,000               102,000
                                             -----------           -----------

                                               2,223,000             2,712,000

Less - valuation allowance                    (2,223,000)           (2,712,000)
                                             -----------           -----------

   Net deferred tax assets                   $         -           $         -
                                             ===========           ===========

The net operating loss carryforwards and research and experimentation credit carryforwards expire through 2013.

The decrease in the valuation allowance of $489,000 during the year ended March 31, 1998 was primarily a result of the sale of Timeline Europe which had generated net operating losses and the utilization of past net operating losses against the current year's income tax provision.

In connection with the initial public offering, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits which may be used in any given year to approximately $300,000.

8.  401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 20% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of seven years. The Company has made no contributions to the plan in either of the years ended March 31, 1998 or 1997.

9. COMMITMENTS
AND CAPITAL LEASE OBLIGATIONS:

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under both capital and operating leases as of March 31, 1998:


                                                                 Gross             Less
                                              Capital           Operating         Subleases           Net
                                              --------          ---------         ---------         --------
1999                                          $ 15,419          $349,088          $ 91,627          $257,461
2000                                            15,419           347,413            64,087           283,326
2001                                             5,141            61,853             7,622            54,231
                                              --------          --------          --------          --------

        Total minimum lease payments            35,979          $758,354          $163,336          $595,018
                                                                ========          ========          ========

Less-- amount representing interest and
  tax costs                                    (10,259)
                                              --------
Present value of net minimum
 lease payments                                 25,720

Less-- current portion                          19,939
                                              --------
                                              $  5,781
                                              ========


Rental expense for operating leases amounted to $326,727 and $452,632 for the years ended March 31, 1998 and 1997, respectively. The Company entered into a sublease agreement for a portion of its office space during 1998. Cash collected from subleases in 1998 was $40,504.

10. STOCKHOLDERS' EQUITY:

Initial and Secondary Public Offering

During fiscal 1995, the Company completed its initial public offering. The offering was for 1,000,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock for $6.25 at any time through January 17, 2000.

During May 1996, the Company closed a sale of 521,530 shares of common stock in a private placement offering, for net proceeds of $2,302,000. Warrants to purchase 36,000 shares of common stock at an exercise price of $5.88 were issued as partial fees for this offering.

Stock Options and Warrants

The Company has a 1994 Stock Option Plan (the "1994 Plan") and a Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 400,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 178,000 are available for grant as of March 31, 1998. The exercise price of any options to be granted is equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. As of March 31, 1998, no further option grants are available under this plan. Options under these plans vest ratably over three- or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

In November 1997, the Company granted a performance-based stock option to purchase 75,000 shares of stock to Charles R. Osenbaugh, at an exercise price of $1.00 per share, as compensation. This option becomes 50% vested upon achieving 10 consecutive days of the Company's stock closing trading at $3.00 per share, and the remaining 50% vest upon the Company's stock closing trading at $5.00 per share for 10 consecutive days.

Options outstanding as of each period are as follows:


                                                    Weighted
                                                    Average
                                 Number of          Exercise
                                 Options             Price
                                 --------           --------
Balance, March 31, 1996           454,405            $3.53
  Granted                         229,500             2.36
  Exercised                       (98,427)            1.94
  Canceled                       (174,080)            4.64
                                 --------            -----
Balance, March 31, 1997           411,398             2.78
  Granted                         310,360              .92
  Exercised                       (55,860)             .56
  Canceled                       (181,287)            3.22
                                 --------            -----
Balance, March 31, 1998           484,611            $1.68
                                 ========            =====


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been increased to the pro forma amounts indicated below:


                                                       1998               1997
                                                     --------          -----------
Net income (loss) - as reported                      $174,626          $(3,082,475)
Net income (loss) - pro forma                          88,804           (3,168,093)
Basic net income (loss) per common share -
  as reported                                             .06                (1.04)
Basic net income (loss) per common share -
  pro forma                                               .03                (1.07)
Diluted net income (loss) per common share -
  as reported                                             .05                (1.04)
Diluted net income (loss) per common share -
  pro forma                                               .03                (1.07)


The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1998 and 1997: zero dividend yield; expected volatility of 100% and 73%, respectively; risk-free interest rates varying by grant date between 6.00% and 6.38%; and expected lives of five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average grant date fair value of options granted during fiscal 1998 and 1997, was $.78 and $1.60, respectively.

In connection with its initial public offering, the Company issued warrants to purchase 1,000,000 shares of common stock for $6.25 per share, subject to adjustment. The warrants are subject to redemption by the Company at $.05 per warrant if the closing bid price of the common stock averages in excess of $10.00.

During fiscal 1998, the Company received $100,000 from a distributor in exchange for warrants to purchase 300,000 shares of the Company's common stock at $1.00 per share. These warrants expire in February 2000. Also during 1998, as part of a financing arrangement, the Company granted warrants to purchase 5,000 shares of common stock at an exercise price of $1.625 per share.

Information relating to stock options outstanding and stock options exercisable at March 31, 1998 is as follows:


                                            Options Outstanding                     Options Exercisable
                                --------------------------------------------   -----------------------------
                                                  Weighted       Weighted                         Weighted
                                                   Average        Average                          Average
                                   Number         Remaining       Exercise       Number           Exercise
Range of Exercise Prices          of Shares      Life in Years     Price        of Shares           Price
                                ------------     ------------   ------------   ------------     ------------
$.06 ..............                 64,644           5.4           $0.06          64,644            $0.06
$1.00-$2.19 .......                307,104           8.3           $1.16          79,104            $1.43
$3.57-$6.75 .......                112,863           7.4           $4.04          99,363            $3.84
                                   -------           ---           -----         -------            -----
                                   484,611           7.9           $1.68         243,111            $2.05
                                   =======           ===           =====         =======            =====


11. LEGAL PROCEEDINGS

In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a putative securities class action lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. Although the ultimate outcome of such litigation is uncertain, management does not believe that the resolution of this lawsuit will have a material impact on the future financial results of the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


Exhibit
Number                                   Description
------                                   -----------
3.1*       Articles of Incorporation, as amended and in effect

3.2*       Bylaws

4.1*       Specimen Common Stock Certificate

4.2*       Form of Warrant Agreement with Representative and Warrant Agent

4.3*       Form of Representative's Warrant

4.4*       Specimen Redeemable Common Stock Purchase Warrant

4.5        Common Stock Warrant for Infinium Software, Inc.

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

10.6       Calahan Agreement

10.7*      Form of Indemnification Agreement with directors and officers

10.8*      Form of Employee (Confidentiality) Agreement

Exhibit
Number                                   Description
------                                   -----------
10.9*      Form of License Agreement for Computer Application Software
           (client/server)

10.10*     Form of License Agreement for Computer Application Software
           (VAX-based)

10.11*     Form of Basic Service for Software Agreement

10.12*     Form of Value Added Reseller (Distribution) Agreement

10.13*     Solution Provider Agreement with Microsoft Corporation dated
           September 23, 1994

10.14*     U.S. Patent and Trademark Office Notice of Allowance (Serial No.
           08/162,839 [3/28/94])

10.15****  Lease Agreement dated September 8, 1995, as amended, with G&W
           Investment Partners

10.16***   Form of Consulting Partners Agreement

21.1*      Subsidiary of Timeline, Inc.

23.1       Consent of Independent Public Accountants

27.1       Financial Data Schedule

*          Incorporated herein by reference from Item 27 of Registrant's Form
           SB-2.

** Incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed on March 11, 1996.

*** Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.

**** Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1997.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Timeline, Inc.

                                            By:  /s/ Charles R. Osenbaugh
                                               ----------------------------
                                            Charles R. Osenbaugh, President

                                            Dated:  June 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Capacities                   Date
       ---------                       ----------                   ----

/s/ Charles R. Osenbaugh                Director                June 12, 1998
------------------------               President
  Charles R. Osenbaugh          Chief Executive Officer
                                Chief Financial Officer
                                     and Treasurer


 /s/ Frederick W. Dean                  Director                June 12, 1998
------------------------       Executive Vice President -
   Frederick W. Dean                   Operations

 /s/ Donald K. Babcock                  Director                June 12, 1998
------------------------
   Donald K. Babcock

 /s/ Michael R. Hallman                 Director                June 12, 1998
------------------------
   Michael R. Hallman

                                        Director
------------------------
    Kent L. Johnson