Form 10QSB
period 1998-06-30
TIMELINE INC
filed 1998-08-12
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998              COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


              WASHINGTON                                  91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  OUTSTANDING AT
             CLASS                                JULY 15, 1998
Common Stock, $.01 Par Value                         3,215,196


================================================================================

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             JUNE 30, 1998      MARCH 31, 1998
                                                             -------------      --------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $   764,613        $    59,022
  Accounts receivable, net of allowance
    of $78,178 and $60,966                                         314,360          1,372,155
  Prepaid expenses and other                                        66,111             94,381
  Receivable from Timeline Europe Limited                           60,863            174,864
                                                               -----------        -----------
      Total current assets                                       1,205,947          1,700,422
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,464,299 and $1,469,026                        476,236            490,167
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $917,642 and $863,339                            522,772            472,496
OTHER ASSETS                                                        21,072             21,072
                                                               -----------        -----------
      Total assets                                             $ 2,226,027        $ 2,684,157
                                                               ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                             $    87,497        $   352,392
  Accrued expenses                                                 249,173            399,386
  Line of credit                                                        --            146,872
  Deferred revenue                                                 498,352            460,191
  Current portion of long-term debt                                281,522            329,578
  Current portion of capital leases                                 10,705             19,939
                                                               -----------        -----------
      Total current liabilities                                  1,127,249          1,708,358
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion            12,338              5,781
                                                               -----------        -----------
      Total liabilities                                          1,139,587          1,714,139
                                                               -----------        -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                      32,184             32,147
  Additional paid-in capital                                     9,206,043          9,205,706
  Unearned ESOP shares                                            (270,833)          (270,833)
  Accumulated deficit                                           (7,880,954)        (7,997,002)
                                                               -----------        -----------
      Total stockholders' equity                                 1,086,440            970,018
                                                               -----------        -----------
      Total liabilities and stockholders' equity               $ 2,226,027        $ 2,684,157
                                                               ===========        ===========


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                  1998              1997
                                                               -----------        -----------
REVENUES:
  Software license                                             $   846,137        $   202,141
  Software development                                               1,673            120,800
  Maintenance                                                      186,228            234,317
  Consulting and other                                             165,672            277,505
                                                               -----------        -----------
      Total revenues                                             1,199,710            834,763

COST OF REVENUES:                                                  239,896            459,922
                                                               -----------        -----------
      Gross profit                                                 959,814            374,841
                                                               -----------        -----------

OPERATING EXPENSES:
  Sales and marketing                                              169,962            319,671
  Research and development                                         182,171            163,678
  General and administrative                                       434,629            476,583
  Depreciation                                                      35,941             62,305
                                                               -----------        -----------
      Total operating expenses                                     822,703          1,022,237
                                                               -----------        -----------
      Income (loss) from operations                                137,111           (647,396)

OTHER INCOME (EXPENSE):
  Interest income                                                      980                906
  Interest expense                                                 (22,043)           (36,345)
                                                               ===========        ===========
      Net income (loss)                                        $   116,048        $  (682,835)
                                                               ===========        ===========

Basic net income (loss) per common share                       $      0.04        $     (0.22)
                                                               ===========        ===========
Diluted net income (loss) per common and
  common equivalent share                                      $      0.03        $     (0.22)
                                                               ===========        ===========

Shares used in calculation of basic earnings per share           3,163,886          3,140,953
                                                               ===========        ===========
Shares used in calculation of diluted earnings per share         3,323,054          3,140,953
                                                               ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                    1998                 1997
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities           $ 1,029,411        $   (49,618)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (22,010)              (165)
  Capitalized software costs                                       (104,579)           (98,085)
                                                                -----------        -----------
      Net cash used in investing activities                        (126,589)           (98,250)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                            --             99,222
  Borrowings under line of credit                                    64,892                 --
  Payments on notes payable                                         (48,056)          (100,728)
  Payments on line of credit                                       (211,764)                --
  Payments on capital lease obligations                              (2,677)            (4,312)
  Proceeds from exercise of common stock options                        374             19,839
                                                                -----------        -----------
      Net cash (used in) provided by financing activities          (197,231)            14,021
                                                                -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                705,591           (133,847)
CASH AND CASH EQUIVALENTS,  beginning of period                      59,022            187,428
                                                                -----------        -----------

CASH AND CASH EQUIVALENTS,  end of period                       $   764,613        $    53,581
                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for -
    Interest                                                    $    39,838        $    36,345
    Income taxes                                                         --                 --


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1998



1.         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended June 30, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1998, previously reported.

2.       SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1998 to June 30, 1998 were as follows:

Shareholders' equity, March 31, 1998       $  970,018
Exercise of common stock options                  374
Net income                                    116,048
                                           ----------

Shareholders' equity, June 30, 1998        $1,086,440
                                           ==========

3.        NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is the net income (loss) divided by the average number of shares outstanding during the year. Diluted net income (loss) per share is calculated as the net income (loss) divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During the quarter ended June 30, 1998, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share. Shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each quarter end are not considered outstanding for the earnings per share calculation.

The computation of diluted net income (loss) per common and common equivalent share is as follows for the quarters ended June 30:

                                                                            1998               1997
                                                                        -----------        -----------

Net income (loss)                                                       $   116,048        $  (682,835)
                                                                        -----------        -----------

Weighted average common shares outstanding                                3,163,886          3,140,953
Plus:  dilutive options and warrants                                        629,144                 --
Less:  shares assumed repurchased with proceeds from exercise              (469,976)                --
                                                                        -----------        -----------

Weighted average common and common equivalent shares outstanding          3,323,054          3,140,953
                                                                        -----------        -----------

Diluted net income (loss) per common and common equivalent shares       $      0.03        $     (0.22)
                                                                        ===========        ===========

4.        LITIGATION

In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a putative securities class action lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. The ultimate outcome of such litigation is uncertain, however, the Company believes its potential losses are limited to $250,000 based on the limits of its insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS

REVENUES

                                               Three Months Ended June 30,
                                                    1998        1997        Change
----------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                                     846         202         319%
Software development                                   2         121         (98)%
Maintenance                                          186         234         (21)%
Consulting                                           166         278         (40)%
                                                  --------------------
Total Revenues                                     1,200         835          44%
----------------------------------------------------------------------------------

Revenues for the three months ended June 30, 1998 were substantially higher than the comparable period ended June 30, 1997. Software license revenue for the quarter ended June 30, 1998 includes a significant one time license fee from Seagate Software, Inc. Revenues for the period ended June 30, 1997 include revenues generated by Timeline Europe Limited, which are no longer subject to consolidation after such date due to a sale by the Company of a majority interest in Timeline Europe Limited.

Software development revenues in the first quarter of fiscal 1999 were significantly lower than the same period in fiscal 1998 which included development fees associated with the Microsoft SBFM product. No such revenues were present in the first quarter of fiscal 1999.

Maintenance revenue and consulting fees decreased 21% and 40%, respectively, for the comparable three-month periods of fiscal 1998 and 1997. Due to changes in the Company's product line emphasis toward reporting, consolidation, and budgeting, and away from general ledger functionality, the Company experienced considerable attrition in renewal of maintenance contracts for its Microsoft NT-based product lines. Now that the Company has consolidated its product line, management believes this trend will be reversed. Additionally, the Company continues to experience reductions in maintenance revenue from its Digital VAX-based accounting systems as more customers replace their VAX systems with newer product releases. Consulting revenue is directly affected by the demand for installation support and training on new licenses signed during the current and immediately prior quarters. The reduction in consulting revenue during the first quarter of fiscal 1999 as compared to the same period in fiscal 1998 is attributable to the majority of fiscal 1999 software license fees being generated by source code licensees which did not require consulting services.

GROSS MARGIN

                             Three Months Ended June 30,
                                     1998      1997     Change
--------------------------------------------------------------
(Dollars in Thousands)

Gross profit                          960       374      157%
Percentage of revenues                80%       45%
--------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and consulting and maintenance revenue, which is labor intensive. In the first quarter of fiscal 1999, a higher proportionate share of gross revenue in the quarter ending June 30, 1998 consisted of software license revenue when compared to the same quarter in fiscal 1998. This resulted in a substantial increase in gross profits as a percentage of revenue.

SALES AND MARKETING

                          Three Months Ended June 30,
                                   1998     1997       Change
-------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing                 170      320        (47)%
Percentage of revenues              14%      38%
-------------------------------------------------------------

Sales and marketing expenses as a percentage of net sales and in actual dollar amounts decreased substantially between the periods ended June 30, 1998 and June 30, 1997. Due to the sale of a majority interest in Timeline's subsidiary, Timeline Europe Limited, effective in early July 1997, sales and marketing expenses for the period ended June 30, 1998 do not reflect the cost of sales and marketing in the United Kingdom. Since Timeline Europe Limited expenses are included in the June 30, 1997 results, the Company is experiencing significant overall decreases in such expenses. The Company anticipates somewhat increased costs due to expected hiring of additional sales and marketing personnel in upcoming quarters.

RESEARCH AND DEVELOPMENT

                           Three Months Ended June 30,
                                   1998    1997      Change
-----------------------------------------------------------
(Dollars in Thousands)

Research & development              182     164        11%
Percentage of revenues              15%     20%
-----------------------------------------------------------

Research and development expenses during the quarters ended June 30, 1998 and June 30, 1997 were primarily attributable to the enhancement of the functionality of the current product line. In addition, for the period ended June 30, 1998, a portion of research and development expenses is attributable to efforts to integrate the Company's products with Infinium Software, Inc. and Navision Software a/s accounting packages. Management anticipates such efforts will continue throughout the remainder of the fiscal year. Consequently, management believes research and development expenses will continue to increase over comparable periods of fiscal 1998.

GENERAL AND ADMINISTRATIVE

                           Three Months Ended June 30,
                                     1998      1997     Change
--------------------------------------------------------------
(Dollars in Thousands)

General & administrative              435       477      (9)%
Percentage of revenues                36%       57%
--------------------------------------------------------------

General and administrative expenses between comparable three-month periods ended June 30, 1998 and June 30, 1997 were fairly constant. However, these expenditures as reported at June 30, 1997 include those associated with Timeline Europe's operations in the United Kingdom. The exclusion of Timeline Europe Limited's expenses at June 30, 1998 were offset in large part by a reserve of $100,000 for legal expenses anticipated in litigation instituted against the Company in May, 1998. The Company believes its potential losses are limited to $250,000, based on the limits of its insurance policies.

INCOME TAX

Income taxes are provided in the statement of operations in accordance with the asset and liability method. The Company has determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded. This valuation allowance was reduced by approximately $40,000 during the quarter ended June 30, 1998.

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, the Company does not expect this to be a factor in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at June 30, 1998 stood at $765,000 compared to $59,000 at March 31, 1998. The increase in cash is attributable to substantial collections of outstanding accounts receivable and the profitable operations in the quarter. Total obligations, excluding deferred income items, totaled $641,000 at June 30, 1998 as compared to $1,254,000 at March 31, 1998. The fiscal 1999 obligations include a corporate guarantee of a $198,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"), however, since these contributions have been negligible, those obligations will likely be paid out of operating funds. The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. This debt is personally guaranteed by the President and CEO of the Company.

Net cash generated in operating activities was $1,029,000 in the quarter ended June 30, 1998. This was primarily due to the Company reducing its accounts receivable and generating net income offset by a reduction in current liabilities. The Company used $127,000 for investing activities and $198,000 for financing activities.

Based on current cash and cash equivalent balances, the Company believes it has adequate resources to fund operations during fiscal 1999. However, additional borrowings, sales of equity or debt instruments or substantial sales of assets may be required if the Company experiences any significant losses.

At June 30, 1998, the outstanding balance on the Company's line of credit facility was zero. Timeline has a bank line of credit of up to $625,000 secured by qualified accounts receivable. As of June 30, 1998, the Company had approximately $200,000 available on this line of credit, based upon qualified accounts receivable.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to continue to develop and expand distribution channels and to continue to develop relationships with third-party distributors and licensees of the Company's products, the ability of the Company to integrate its products with those of its third-party distributors and licensees, the ability of the Company to hire qualified sales and marketing personnel and its ability to generate revenue from such sales and marketing personnel, the outcome of the securities class action litigation against the Company, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                          PART II. - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a putative securities class action lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. The ultimate outcome of such litigation is uncertain, however, the Company believes its potential losses are limited to $250,000 based on the limits of its insurance policies.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27.1  Financial Data Schedule

              (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Timeline, Inc.
                                              (Registrant)

Date:  August 10, 1998               By:       /s/ Charles R. Osenbaugh
                                          --------------------------------
                                              Charles R. Osenbaugh
                                              President/Chief Financial Officer


                                     Signed on behalf of registrant and as
                                     principal financial officer.

                                 EXHIBITS INDEX


         EXHIBIT
          NUMBER                   DESCRIPTION
          ------              -----------------------
           27.1        Financial Data Schedule