Form 10QSB
period 1998-09-30
TIMELINE INC
filed 1998-11-13
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                         91-1590734
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

                                                         OUTSTANDING AT
          CLASS                                         OCTOBER 15, 1998
Common Stock, $.01 Par Value                                3,215,196


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30, 1998
                                                                      (UNAUDITED)          MARCH 31, 1998
                                                                  ------------------    ------------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $          320,511    $           59,022
  Accounts receivable, net of allowance
    of $32,548 and $60,966                                                   575,220             1,372,155
  Prepaid expenses and other                                                  43,759                94,381
  Receivable from related parties                                             23,536               174,864
                                                                  ------------------    ------------------
      Total current assets                                                   963,026             1,700,422
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,528,567, and $1,469,026                                 440,123               490,167
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $993,143 and $863,339                                      588,535               472,496
OTHER ASSETS                                                                   1,052                21,072
                                                                  ------------------    ------------------
      Total assets                                                $        1,992,736    $        2,684,157
                                                                  ==================    ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $           63,730    $          352,392
  Accrued expenses                                                           240,306               399,386
  Line of credit                                                                --                 146,872
  Deferred revenue                                                           384,043               460,191
  Current portion of long-term debt                                          232,778               329,578
  Current portion of capital leases                                           10,705                19,939
                                                                  ------------------    ------------------
      Total current liabilities                                              931,562             1,708,358
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                       9,662                 5,781
                                                                  ------------------    ------------------
      Total liabilities                                                      941,224             1,714,139
                                                                  ------------------    ------------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                32,184                32,147
  Additional paid-in capital                                               9,206,043             9,205,706
  Unearned ESOP shares                                                      (270,833)             (270,833)
  Accumulated deficit                                                     (7,915,882)           (7,997,002)
                                                                  ------------------    ------------------
      Total stockholders' equity                                           1,051,512               970,018
                                                                  ------------------    ------------------
      Total liabilities and stockholders' equity                  $        1,992,736    $        2,684,157
                                                                  ==================    ==================


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                       1998                   1997                 1998                   1997
                                                   -------------         -------------         -------------         -------------
REVENUES:
  Software license                                 $     400,717         $     282,045         $   1,246,854         $     484,186
  Software development                                    25,200               185,051                26,873               305,851
  Maintenance                                            210,576               172,345               396,804               406,662
  Consulting and other                                   165,560               244,453               331,233               521,958
                                                   -------------         -------------         -------------         -------------
      Total revenues                                     802,053               883,894             2,001,764             1,718,657

COST OF REVENUES:                                        220,726               333,063               460,622               792,985
                                                   -------------         -------------         -------------         -------------
      Gross profit                                       581,327               550,831             1,541,142               925,672
                                                   -------------         -------------         -------------         -------------

OPERATING EXPENSES:
  Sales and marketing                                    102,145               156,261               272,107               475,932
  Research and development                               182,075               132,621               364,245               296,299
  General and administrative                             256,527               338,471               691,156               815,054
  Depreciation                                            64,268                56,099               100,209               118,403
                                                   -------------         -------------         -------------         -------------
      Total operating expenses                           605,015               683,452             1,427,717             1,705,688
                                                   -------------         -------------         -------------         -------------
      Income (loss) from operations                      (23,688)             (132,621)              113,425              (780,016)
                                                   -------------         -------------         -------------         -------------


OTHER INCOME (EXPENSE):
  Gain on Sale of Timeline Europe Limited                   --               1,038,409                  --               1,038,409
  Interest income                                          7,358                 1,208                 8,337                 2,114
  Interest expense                                       (18,598)              (36,838)              (40,641)              (73,183)
                                                   -------------         -------------         -------------         -------------
     Total other income (expense)                        (11,240)            1,002,779               (32,304)              967,340
                                                   -------------         -------------         -------------         -------------

      Net income (loss)                            $     (34,928)        $     870,158         $      81,121         $     187,324
                                                   =============         =============         =============         =============

Basic net income (loss) per common share           $       (0.01)        $        0.28         $        0.03         $        0.06
                                                   =============         =============         =============         =============
Diluted net income (loss) per common and
  common equivalent share                          $       (0.01)        $        0.27         $        0.02         $        0.06
                                                   =============         =============         =============         =============

Shares used in calculation of basic
  earnings per share                                   3,215,178             3,131,610             3,215,178             3,131,610
                                                   =============         =============         =============         =============
Shares used in calculation of diluted
  earnings per share                                   3,215,178             3,195,254             3,257,310             3,195,254
                                                   =============         =============         =============         =============


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                              1998                1997
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operations                                        $    806,524        $     65,556
                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (50,165)             (8,072)
  Capitalized software costs                                                 (245,845)           (155,854)
                                                                         ------------        ------------
      Net cash used in investing activities                                  (296,010)           (163,926)
                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note receivable                                                  --               157,214
  Borrowings on notes payable                                                    --               192,649
  Borrowings under line of credit                                              64,892                --
  Payments on notes payable                                                   (96,800)           (373,096)
  Payments on line of credit                                                 (211,764)               --
  Payments on capital lease obligations                                        (5,353)             (8,341)
  Proceeds from issuance of common stock and ESOP contributions                  --                   917
                                                                         ------------        ------------
      Net cash used in financing activities                                  (249,025)            (30,657)
                                                                         ------------        ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          261,489            (129,027)
CASH AND CASH EQUIVALENTS,  beginning of period                                59,022             187,428
                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS,  end of period                                $    320,511        $     58,401
                                                                         ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                             $     52,860        $     73,183
    Income taxes                                                                 --                  --


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998


1.      INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. In addition, the amounts included in the six months ended September 30, 1997 for research and development and general and administrative expenses have been restated to correct a transposition from the amounts previously reported. Results of operations for the three-month and six-month periods ended September 30, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended March 31, 1998, previously reported.

2.      STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period from March 31, 1998 to September 30, 1998 were as follows:

        Stockholders' equity, March 31, 1998              $    970,018
        Exercise of common stock options                           373
        Net income                                              81,121
                                                          ------------

        Stockholders' equity, September 30, 1998          $  1,051,512
                                                          ============

3.      NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is the net income (loss) divided by the average number of shares outstanding during the year. Diluted net income (loss) per share is calculated as the net income (loss) divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During the quarter ended September 30, 1998, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share. Shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each quarter end are not considered outstanding for the earnings per share calculation.

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and six-month periods ended September 30:


                                                           Three Months Ended                   Six Months Ended
                                                     September 30,     September 30,     September 30,     September 30,
                                                         1998              1997              1998              1997
                                                     -------------     -------------     -------------     -------------

Net income (loss)                                    $     (34,928)    $     870,158     $      81,121     $     187,324
                                                     -------------     -------------     -------------     -------------

Weighted average common shares                           3,215,178         3,131,610         3,215,178         3,131,610
outstanding
Plus:  dilutive options and warrants                          --              64,644           324,644            64,644
Less:  shares assumed repurchased with proceeds
      from exercise                                           --              (1,000)         (282,512)           (1,000)
                                                     -------------     -------------     -------------     -------------
Weighted average common and common equivalent
      shares outstanding                                 3,215,178         3,195,254         3,257,310         3,195,254
                                                     =============     =============     =============     =============

Diluted net income (loss) per common and common
      equivalent share                               $       (0.01)    $        0.27     $        0.02     $        0.06
                                                     =============     =============     =============     =============

4.      LITIGATION

In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a securities lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. The ultimate outcome of such litigation is uncertain, however, the Company believes its potential losses are limited to $250,000 based on the limits of its insurance policies.

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

RESULTS OF OPERATIONS

REVENUES

                                   Three Months Ended                             Six Months Ended
                                      September 30,                                 September 30,
                                   1998           1997          Change            1998           1997            Change
-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                       401            282             42%           1,247            484           158%
Software development                    25            185            (86)%             27            306           (91)%
Maintenance                            211            172             23%             397            407            (2)%
Consulting and Other                   165            245            (33)%            331            522           (37)%
                                -------------------------                      -------------------------
Revenues                               802            884             (9)%          2,002          1,719            16%
-----------------------------------------------------------------------------------------------------------------------

Total operating revenues for the three months ended September 30, 1998 were down 9% compared to the prior year comparable quarter from $884,000 to $802,000. For the six-month period ended September 30, 1998 compared to September 30, 1997, total revenues were up 16% from $1,719,000 to $2,002,000. However, the mix of revenue source changed substantially, reflecting a continuing shift in the business focus of the Company. This shift, while instituted shortly after the change in management which occurred in the third quarter of fiscal 1997, has taken time to be fully reflected in year-to-year comparable results. The emphasis has been on delivery of the Company's products to the market through third-party alliance partners, as opposed to primary reliance on direct end-user sales. The implementation of this strategy has been reflected as a gradual realignment of revenues due to the long-term nature of delivery of product through alliances. In order to integrate Timeline products with the products of its alliance partners, the Company generally is required to make certain software enhancements. In addition, substantial marketing efforts are necessary to train and inform the alliance partners' sales professionals of the Company's products to enable them to represent an expanded product line.

Software license revenues for the quarter and six months ended September 30, 1998 increased over the comparable periods ended September 30, 1997. These increases primarily reflect license revenue, net of discounts or fees, from the Company's alliance partners as part of its emphasis on third-party distribution and marketing, including a significant one-time license fee from Seagate Software, Inc. Management believes the increase in license revenue verifies its shift in strategy is appropriate, and that it allows greater representation in the market than could be afforded through a direct sales model.

Development fee revenue was substantially lower in the six months and quarter ending September 30, 1998 than September 30, 1997. This is reflective of management not pursuing revenue through custom programming. Rather, the Company believes its development resources are best utilized to support the Company's third-party alliance relationships, by making software enhancements necessary to integrate new alliance partners' products with Timeline products. Additionally, the decrease is due in part to the Company's change in policy not to require all or a portion of the up front costs of such integration to be shared by new alliance partners to the same extent as in prior years. Management believes its prior policy was a negative factor in trying to make new alliances, and, to the extent the Company can afford to bear these costs, the Company believes the results will be reflected by a greater number of alliance partners over time than there would be if such "barrier to entry" was maintained.

While maintenance revenue was relatively even for the comparable six-month periods (down 2%), it increased 23% for the comparable three-month periods. This increase reflects the continued increases in maintenance revenue from the Company's product series based on Microsoft Corporation's operating systems, more than offsetting decreasing maintenance fees from licensees of Timeline's Digital-based product line.

Consulting revenue decreased 33% and 37% in the comparable quarters and six-month periods, respectively. This decrease is a direct result of the reduction in the number of employees involved in consulting in the US for the comparable quarters. In addition, this decrease is due in part to the complete elimination of consulting revenue from Analyst Financials Limited (formerly Timeline Europe Limited) in the first half of fiscal 1999, as compared to its inclusion for a portion of the comparable fiscal 1998 period. The Company believes that as its licensing relationships increase, this will result in increased demand for consulting services in subsequent quarters. This lag is a natural result of the time it takes to gear up for new implementations and training required when hiring new consulting resources. The Company hired two new employees to increase its staff of consultants during the second quarter of fiscal 1998 and expects that consulting revenue will increase during the third quarter of fiscal 1999.

GROSS MARGIN

                                   Three Months Ended                                 Six Months Ended
                                      September 30,                                     September 30,
                                  1998            1997            Change            1998              1997           Change
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                      581              551              5%              1,541             926              66%
Percentage of
operating revenues                72%              62%                               77%              54%
-----------------------------------------------------------------------------------------------------------------------------

The positive change in the Company's gross margin as a percentage of gross revenue is due in large part to changes in the mix of higher-margin software licenses and lower margin consulting and maintenance revenue, which is labor intensive. Changes in amortization of capitalized software costs were immaterial between the comparable periods of fiscal 1999 and fiscal 1998. Amortization for the three and six-month periods of fiscal 1999 were $76,000 and $130,000 respectively, compared with $69,000 and $135,000 for the three and six-month periods of fiscal 1998, respectively.

SALES AND MARKETING EXPENSE

                                  Three Months Ended                                 Six Months Ended
                                     September 30,                                     September 30,
                                 1998            1997            Change            1998              1997           Change
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing              102              156            (35)%              272              476             (43)%
Percentage of
operating revenues               13%              18%                               14%              28%
-----------------------------------------------------------------------------------------------------------------------------

Sales and marketing expenses as a percentage of net sales and in actual dollar amounts decreased substantially between the periods presented. This decrease is due to the significant reduction in sales personnel and related expenses in the United States, and in part to the elimination from the Company's financial statement for fiscal 1999 of such expenses for the previously wholly-owned Timeline Europe Limited. During the quarter ended September 1998, the Company hired one additional sales and marketing staff member to meet increased demands, but does not anticipate that additional personnel will be needed in this area in the immediate future. Management believes actual dollar amounts and percentage of revenue comparisons may vary in future quarters based upon the volume of sales from quarter to quarter.

RESEARCH AND DEVELOPMENT EXPENSE

                                  Three Months Ended                                 Six Months Ended
                                     September 30,                                     September 30,
                                 1998            1997            Change            1998              1997           Change
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Research & development           182              133             37%               364              296              23%
Percentage of
operating revenues               23%              15%                               18%              17%
---------------------------------------------------------------------------------------------------------------------------

The Company previously made a strategic decision not to undertake any research and development on new products unless directly related to its third-party alliance relationships and better serving the needs of its distributors' end-user community. Accordingly, research and development expenses during the periods ended September 30, 1998 and 1997 were attributable solely to making certain software enhancements to meet the particular needs of its distributors and to integrate the Company's products with the accounting package(s) of the various vendors. The increases in the quarter and six-month periods ending September 1998 over the quarter and six-month periods ending September 30, 1997 are due to modest increases in staffing and contract expenses.

Management believes the actual dollar amount of research and development expenses will increase in future quarters. The Company has hired additional personnel in this area during the period ended September 30, 1998 and expects to hire additional personnel in future quarters to meet the demand generated by the Company's success in entering into distribution and private label agreements with various accounting vendors.

GENERAL AND ADMINISTRATIVE EXPENSE

                                    Three Months Ended                                 Six Months Ended
                                       September 30,                                     September 30,
                                   1998            1997            Change            1998              1997           Change
------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

General & administrative          257              338            (24)%              691              815             (15)%
Percentage of
operating revenues                 32%              38%                               35%              47%
------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses decreased 24% and 15%, respectively, between the comparable three-month periods and six-month periods ended September 30, 1998 and September 30, 1997. This decrease is a direct result of management's efforts to reduce the workforce and related overhead expenses as well as the elimination of Timeline Europe Limited as a consolidated subsidiary of the Company. Management believes that general and administrative expenses should remain relatively stable over the next several quarters other than legal fees, which are event driven. In addition, the Company is committed to vigorously pursue its defense in the securities litigation (as discussed in Note 4 of the Notes to Financial Statements above), and is also committed to pursue enforcement of its recently granted patent rights, and as a result management believes its legal and enforcement expenses will increase substantially over the next several quarters.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at September 30, 1998 stood at $321,000 compared to $59,000 at March 31, 1998. The increase in cash is attributable to substantial collections of outstanding accounts receivable and the profitable operations in the six-month period. Total obligations, excluding deferred income items, totaled $557,000 at September 30, 1998 as compared to $1,254,000 at March 31, 1998. The fiscal 1999 obligations include a corporate guarantee of a $167,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"), however, since these contributions have been negligible, those obligations will likely be paid out of operating funds. The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. The President and CEO of the Company has personally guaranteed this debt.

Net cash generated in operating activities was $807,000 in the six-month period ended September 30, 1998. This was primarily due to the Company reducing its accounts receivable and generating net income offset by a reduction in current liabilities. The Company used $296,000 for investing activities and $249,000 for financing activities during the same period.

Based on current cash and cash equivalent balances, the Company believes it has adequate resources and credit lines to fund operations during fiscal 1999. However, additional borrowings, sales of equity or debt instruments or substantial sales of assets may be required if the Company experiences any significant losses.

At September 30, 1998, the outstanding balance on the Company's line of credit facility was zero. Timeline has a bank line of credit of up to $625,000 secured by qualified account receivables. As of September 30, 1998, the Company had approximately $337,000 available on this line of credit, based upon qualified account receivables.


OTHER EVENTS

On September 1, 1998 the U.S. Patent and Trademark Office granted the Company US Patent #5, 802,511 on, among other things, its method of building databases optimized for reporting from information contained in other sources of data. While the Company's investigation of the import of this patent is very preliminary, management believes the patent may have value for application vendors in areas that are not directly competitive with the Company. Additionally, the Company is vigorously investigating a number of other application vendors' product offerings in an attempt to determine if there is infringement of the Company's patent rights. Furthermore, the Company is pursuing additional related claims before the US Patent and Trademark Office and has filed for patent protection in approximately 20 additional countries.

Management intends to seek ways to commercialize the patent outside of the Company's primary area of application through licensing and joint ventures. Additionally, in the event the Company determines, in its opinion, that other software vendors are offering products which infringe upon the Company's patent rights, it intends to vigorously enforce its rights against those parties. At this preliminary stage, it is very difficult to measure the effect any of these activities will have on the Company's future expenses and revenue. However, management believes that expenses for enforcement of its existing and potential patent rights will increase during subsequent periods, as will the expenses associated with pursuing patent rights internationally. Because a patent is subject to attack from a party who may have developed prior technology unknown to the patent office and the Company, any analysis of whether these activities will ultimately generate additional revenue is speculative. However, management intends to undertake a systematic and reasoned effort, including, if appropriate, filing infringement suits in its efforts to commercialize the patent.


OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to continue to develop and expand distribution channels and to continue to develop relationships with third-party distributors and licensees of the Company's products, the ability and expense to integrate the Company's products with those of its third-party distributors and licensees, the ability of the Company to hire qualified consulting, sales and marketing, and research and development personnel and its ability to generate revenue from such personnel, the outcome of the securities litigation against the Company, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                          PART II. - OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

                In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a securities lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. The ultimate outcome of such litigation is uncertain, however, the Company believes its potential losses are limited to $250,000 based on the limits of its insurance policies.

                In addition, on October 9, 1998, the Company filed a complaint in the U.S. District Court for the Western District of Washington, Timeline, Inc. v. Clarus Corporation (case number C98-1431). The lawsuit seeks unspecified damages from Clarus Corporation for claims of patent infringement, breach of contract and misappropriation of Company trade secrets. This litigation is in its infancy and its ultimate outcome and any recovery by the Company is uncertain.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                In September 1998, the Company granted a warrant to purchase 21,000 shares of Timeline, Inc. common stock, at an exercise price of $1.00 per share, to Len Cereghino & Co. in payment of services rendered.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Company's Annual Meeting of Shareholders held on July 16, 1998, one director nominee was duly elected on the following vote:

                                               Affirmative Votes                     Votes Withheld
                                               -----------------                     --------------

                Frederick W. Dean                  2,935,529                              9,720


                A second proposal, the ratification of Arthur Andersen LLP as the Company's independent auditors for the year ending March 31, 1999 was voted on and approved at the Company's Annual Meeting on the following vote:

                Affirmative Votes                      Negative Votes                         Abstentions
                -----------------                      --------------                         -----------

                   2,927,949                               6,800                                 10,500

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)       Exhibits

                          27.1  Financial Data Schedule

                (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Timeline, Inc.
                                         (Registrant)

Date:  November 11, 1998                 By: /s/ Charles R. Osenbaugh
                                         --------------------------------
                                         Charles R. Osenbaugh
                                         President/Chief Financial Officer


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