Form 10QSB
period 1998-12-31
TIMELINE INC
filed 1999-02-12
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1998          COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


          WASHINGTON                                             91-1590734
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

                                                                OUTSTANDING AT
          CLASS                                                JANUARY 15, 1999
Common Stock, $.01 Par Value                                      3,215,196


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31, 1998
                                                                  (UNAUDITED)          MARCH 31, 1998
                                                               ------------------     ----------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $   109,735           $    59,022
  Accounts receivable, net of allowance
    of $37,830 and $60,966                                            764,940             1,372,155
  Prepaid expenses and other                                            9,121                94,381
  Note receivable                                                      15,933               174,864
                                                                  -----------           -----------
      Total current assets                                            899,729             1,700,422
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of  $1,576,853, and $1,469,026                         400,440               490,167
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of  $1,062,301 and $863,339                            595,579               472,496
OTHER ASSETS                                                            2,185                21,072
                                                                  -----------           -----------
      Total assets                                                $ 1,897,933           $ 2,684,157
                                                                  ===========           ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    75,471           $   352,392
  Accrued expenses                                                    228,949               399,386
  Line of credit                                                           --               146,872
  Deferred revenue                                                    586,865               460,191
  Current portion of long-term debt                                   183,109               329,578
  Current portion of capital leases                                    10,705                19,939
                                                                  -----------           -----------
      Total current liabilities                                     1,085,099             1,708,358
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                6,986                 5,781
                                                                  -----------           -----------
      Total liabilities                                             1,092,085             1,714,139
                                                                  -----------           -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                         32,184                32,147
  Additional paid-in capital                                        9,206,043             9,205,706
  Unearned ESOP shares                                               (270,833)             (270,833)
  Accumulated deficit                                              (8,161,546)           (7,997,002)
                                                                  -----------           -----------
      Total stockholders' equity                                      805,848               970,018
                                                                  -----------           -----------
      Total liabilities and stockholders' equity                  $ 1,897,933           $ 2,684,157
                                                                  ===========           ===========

      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   DECEMBER 31,          DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                      1998                  1997                  1998                  1997
                                                   -----------           -----------           -----------           -----------
REVENUES:
  Software license                                 $   184,389           $   283,952           $ 1,431,243           $   768,138
  Software development                                   1,950                69,163                28,823               375,014
  Maintenance                                          269,300               193,717               666,104               600,379
  Consulting and other                                 208,186               243,263               539,419               765,222
                                                   -----------           -----------           -----------           -----------
      Total revenues                                   663,825               790,095             2,665,589             2,508,753

COST OF REVENUES:                                      248,963               342,475               709,585             1,135,460
                                                   -----------           -----------           -----------           -----------
      Gross profit                                     414,862               447,620             1,956,004             1,373,293
                                                   -----------           -----------           -----------           -----------

OPERATING EXPENSES:
  Sales and marketing                                  182,278               102,285               454,385               578,217
  Research and development                             149,082               159,422               513,327               455,721
  General and administrative                           274,696               259,744               965,852             1,074,798
  Depreciation                                          48,287                57,000               148,496               175,403
                                                   -----------           -----------           -----------           -----------
      Total operating expenses                         654,343               578,451             2,082,060             2,284,139
                                                   -----------           -----------           -----------           -----------
       Loss from operations                           (239,481)             (130,831)             (126,056)             (910,846)
                                                   -----------           -----------           -----------           -----------


OTHER INCOME (EXPENSE):
  Gain on Sale of Timeline Europe Limited                   --                    --                    --             1,038,409
  Interest income                                        3,284                 2,877                11,621                 4,991
  Interest expense and other                            (9,467)              (48,388)              (50,108)             (121,571)
                                                   -----------           -----------           -----------           -----------
     Total other income (expense)                       (6,183)              (45,511)              (38,487)              921,829
                                                   -----------           -----------           -----------           -----------

      Net income (loss)                            $  (245,664)          $  (176,342)          $  (164,543)          $    10,983
                                                   ===========           ===========           ===========           ===========

Basic net income (loss) per common share           $     (0.08)          $     (0.06)          $     (0.05)          $      0.00
                                                   ===========           ===========           ===========           ===========
Diluted net income (loss) per common and
  common equivalent share                          $     (0.08)          $     (0.06)          $     (0.05)          $      0.00
                                                   ===========           ===========           ===========           ===========

Shares used in calculation of basic
  earnings per share                                 3,164,442             3,130,610             3,164,257             3,130,610
                                                   ===========           ===========           ===========           ===========
Shares used in calculation of diluted
  earnings per share                                 3,164,442             3,130,610             3,164,257             3,195,254
                                                   ===========           ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997



                                                                1998                1997
                                                             (unaudited)         (unaudited)
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash generated by operations                        $ 734,980           $  82,465
                                                              ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (58,769)             (9,512)
   Capitalized software costs                                  (324,128)           (217,225)
                                                              ---------           ---------

      Net cash used in investing activities                    (382,897)           (226,737)
                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes receivable                                    --             301,285
   Proceeds from notes payable                                       --             192,649
   Borrowings under line of credit                               64,892                  --
   Payments on notes payable                                   (146,469)           (489,577)
   Payments on line of credit                                  (211,764)                 --
   Payments on capital lease obligations                         (8,029)            (12,512)
   Proceeds from issuance of common stock                            --               1,458
                                                              ---------           ---------

      Net cash used in financing activities                    (301,370)             (6,697)
                                                              ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             50,713            (150,969)
CASH AND CASH EQUIVALENTS, beginning of period                   59,022             187,428
                                                              ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 109,735           $  36,459
                                                              =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                                $  62,197           $ 112,661
      Income taxes                                                   --                  --


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1998



1.           INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month and nine-month periods ended December 31, 1998 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended March 31, 1998, previously reported.

2.         STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period from March 31, 1998 to December 31, 1998 were as follows:

Stockholders' equity, March 31, 1998             $ 970,018
Exercise of common stock options                       373
Net income                                        (164,543)
                                                 ---------

Stockholders' equity, December 31, 1998          $ 805,848
                                                 =========

3.         NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is the net income (loss) divided by the average number of shares outstanding during the year. Diluted net income (loss) per share is calculated as the net income (loss) divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During the quarter ended December 31, 1998, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share. Shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each quarter end are not considered outstanding for the earnings per share calculation.

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and nine-month periods ended December 31:

                                                               Three Months Ended                       Nine Months Ended
                                                         December 31,           December 31,     December 31,          December 31,
                                                            1998                     1997           1998                  1997
                                                         -----------           --------------    -----------           -----------

Net income (loss)                                        $  (245,664)          $     (176,342)   $  (164,543)          $    10,983
                                                         -----------           --------------    -----------           -----------

Weighted average common shares outstanding
                                                           3,164,442                3,130,610      3,164,257             3,130,610
Plus:  dilutive options and warrants                              --                       --             --                65,644
Less:  shares assumed repurchased with proceeds
      from exercise                                               --                       --             --                (1,000)
                                                         -----------           --------------    -----------           -----------
Weighted average common and common equivalent
      shares outstanding                                   3,164,442                3,130,610      3,164,257             3,195,254
                                                         ===========           ==============    ===========           ===========

Diluted net income (loss) per common and common
      equivalent share                                   $     (0.08)          $        (0.06)   $     (0.05)          $      0.00
                                                         ===========           ==============    ===========           ===========

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Forms SB-2 and S-3, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

REVENUES

                                 Three Months Ended                             Nine Months Ended
                                     December 31,                                  December 31,
                                 1998           1997          Change            1998           1997          Change
                                -----          -----          -----            -----          -----          -----
(Dollars in Thousands)

Software license                  185            284            (35)%          1,431            768             86%
Software development                2             69            (97)%             29            375            (92)%
Maintenance                       269            194             39%             666            601             11%
Consulting and Other              208            243            (14)%            540            765            (29)%
                                -----          -----                           -----          -----
Revenues                          664            790            (16)%          2,666          2,509              6%
                                -----          -----          -----            -----          -----          -----

Total operating revenues for the three months ended December 31, 1998 were down 16% compared to the prior year comparable quarter from $790,000 to $664,000. For the nine-month period ended December 31, 1998 compared to December 31, 1997, total revenues were up 6% from $2,509,000 to $2,666,000. As discussed in prior filings, the mix of revenue source has changed substantially, reflecting a continuing shift in the business focus of the Company. This shift is to an emphasis on delivery of the Company's products through third-party alliance partners, as opposed to primary reliance on direct end-user sales.

The Company has entered into certain funded development arrangements whereby third parties provide funding for some or all of the cost of development of products. In exchange for this funding, the third party will receive discounts on future software licenses for the developed products. The Company records the development payments received as a direct reduction in related capitalized software costs to the extent they have been incurred. Any excess is recorded as deferred revenue until additional costs are incurred or the project is completed, at which time the remaining excess amount will be recorded as software development revenue. Total payments received under these arrangements during the three-month period ended December 31, 1998 were $95,000.

Software license revenues for the quarter ended December 31, 1998 decreased 35% as compared to the same quarter in fiscal 1998. A primary aspect of this decrease is attributable to the concern in the industry and among the public about Year 2000 issues. Management believes, based on information generally available in pronouncements by vendors of accounting and ERP software, that the market for such products will remain weak for several more quarters due to the hesitancy of end users to implement new software packages on the eve of the year 2000.* The Company's products are offered, in large part, as part of a suite with these accounting products and are, therefore, directly impacted by the sales climate associated with such packages. This directly affects the amount of license revenue generated from the Company's third party distributors. Additionally, Timeline did not enter into any licenses generated by direct sales during the quarter as a result of its shift in focus away from direct sales to third party relationships. Management believes that these factors were the primary cause of the decrease in the amount of license fee revenue for the third quarter of fiscal 1999. Management intends to continue to develop and expand relationships with its existing and future third party distributors and believes that its continued efforts in developing and maturing such relationships with third party distributors will positively impact the license revenue generated in future quarters.*

For the nine months ended December 31, 1998 license revenue increased over the comparable periods ended December 31, 1997. The increase primarily reflects license revenue from a significant one-time license fee from Seagate Software, Inc.

Development fee revenue was substantially lower, 97% in the nine months and 92% in the quarter ending December 31, 1998, than December 31, 1997. This is reflective of management not pursuing revenue through custom programming in order to focus its resources on its core software products and development of filters between its products and those of its alliance partners.

Maintenance revenue for the comparable nine-month periods rose 11% in fiscal 1999 and increased 37% for the comparable three-month periods of fiscal 1999 over 1998. This increase reflects the growth in maintenance revenue from the Company's product series based on Microsoft Corporation's operating systems, more than offsetting decreasing maintenance fees from licensees of Timeline's Digital-based product line.

Consulting revenue decreased 14% and 29% in the comparable quarters and nine-month periods, respectively. Consulting revenue is related to the level of licenses signed and will continue to proportionately reflect the level of end user product licenses signed (without regard to technology licenses such as Seagate) on a quarter-by-quarter basis. The Company believes that as its licensing relationships increase, there will be increased demand for consulting services in subsequent quarters.* This lag is a natural result of the time it takes to gear up for new implementations and training required when hiring new consulting resources. Therefore, although consulting revenue actually increased in the third quarter when compared to the prior quarters of fiscal 1999, a slight decrease in consulting revenue in future quarters may result from the lower license fees generated in this quarter.*

GROSS MARGIN

                                   Three Months Ended                                  Nine Months Ended
                                      December 31,                                       December 31,
                                  1998             1997           Change             1998             1997            Change
                                 -------        ----------      -----------       --------          --------         --------
(Dollars in Thousands)

Gross margin                       415             448             (7)%             1,956             1,373            42%
Percentage of
operating revenues                 63%             57%                               73%               55%


The positive change in the Company's gross margin as a percentage of gross revenue between the third quarters of fiscal 1998 and 1999 is due in large part to changes in the mix of higher-margin software licenses and maintenance revenues, and lower margin consulting and software development revenues which are labor intensive. The lower gross margin when comparing third quarter results with prior quarters of fiscal 1999 is also reflective of the mix of revenue between license and maintenance fees and consulting revenue. Amortization of capitalized software costs included in cost of revenue for the three month periods of fiscal 1999 and 1998 were $69,000 and $81,000, respectively, and were $199,000 and $204,000, respectively, for the nine-month periods of fiscal 1999 and 1998.

SALES AND MARKETING EXPENSE

                                Three Months Ended                                  Nine Months Ended
                                    December 31,                                       December 31,
                               1998             1997           Change             1998             1997            Change
                              -------        ----------      -----------       --------          --------         --------
(Dollars in Thousands)

Sales and marketing             182             102              78%              454               578            (21)%
Percentage of
operating revenues              27%             13%                               17%               23%


Sales and marketing expenses as a percentage of operating revenues and in actual dollar amounts increased substantially between the three-month periods presented, but continued to show a substantial reduction on both comparisons for the nine-month periods. The increase for the comparable three-month periods reflects the fact the Company has two additional sales and marketing employees, hired in prior fiscal 1999 quarters, as compared to fiscal 1998's third quarter. The Company is conservatively increasing its employee base in response to the current and anticipated increase in the number of third party distribution partners.* Nevertheless, on a full nine-month comparative, the average number of full-time equivalents was higher in fiscal 1998 than fiscal 1999.

RESEARCH AND DEVELOPMENT EXPENSE

                               Three Months Ended                                 Nine Months Ended
                                  December 31,                                      December 31,
                              1998             1997           Change             1998             1997            Change
                            -------        ----------      -----------       --------          --------         --------
(Dollars in Thousands)

Research & development         149             159             (6)%              513               456             13%
Percentage of
operating revenues             22%             20%                               19%               18%


Research and development expenses during the quarter and nine-month periods ended December 31, 1998 decreased slightly by 6% and increased 13%, respectively, over the same periods ending December 31, 1997.

The Company previously made a strategic decision not to undertake any research and development on new products unless directly related to its third-party alliance relationships and better serving the needs of its distributors' end-user community. Accordingly, research and development expenses during the periods ended December 31, 1998 and 1997 were attributable solely to making certain software enhancements to meet the particular needs of its distributors, to integrate the Company's products with the accounting package(s) of the various vendors, and to enhance existing products. Increases in the nine-month period ending December 31, 1998 over the nine-month period ending December 31, 1997 are due to modest increases in staffing and contract expenses.

Research and development expenses have decreased in the third quarter as compared to the second quarter of fiscal 1999 due to fewer people and contractors working on research and development projects. The Company expects to hire additional personnel in future quarters to meet the demand generated by the Company's success in entering into distribution and private label agreements with various accounting vendors.*

GENERAL AND ADMINISTRATIVE EXPENSE

                                  Three Months Ended                               Nine Months Ended
                                     December 31,                                       December 31,
                                1998             1997           Change             1998             1997            Change
                               -------        ----------      -----------       --------          --------         --------
(Dollars in Thousands)

General & administrative         275             260              6%               966              1,075           (10)%
Percentage of
operating revenues               41%             33%                               36%               43%


General and administrative expenses increased 6% between the comparable three-month periods and decreased by 10% between comparable nine-month periods ended December 31, 1998 and December 31, 1997. This reflects the fact that the Company is no longer in a down-sizing mode as had occurred well into fiscal 1999. The Company has again adopted a policy of gradually increasing the number of employees as market demands. While the number of employees in Administration has not increased, overhead expenses are affected by increased headcount throughout the Company. Other than this slight increase in overhead expenses, management believes general and administrative expenses should remain relatively stable over the next several quarters with the exception of legal fees, which are event driven.* The Company is committed to vigorously pursue its defense in the securities litigation (as discussed in Note 4 of the Notes to Financial Statements), and is also committed to pursue enforcement of its recently granted patent rights. As a result, management believes its legal and enforcement expenses will increase substantially over the next several quarters.*

INCOME TAX

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at December 31, 1998 stood at $110,000 compared to $59,000 at March 31, 1998. Total obligations, excluding deferred income items, totaled $505,000 at December 31, 1998 as compared to $1,254,000 at March 31, 1998. The fiscal 1999 obligations include a corporate guarantee of a $135,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note is intended to be repaid from employee and matching employer contributions under the Timeline Employee Stock Ownership Plan (the "ESOP"), however, since these contributions have been negligible, those obligations will likely be paid out of operating funds.* The Company is currently out of compliance with certain debt covenants associated with the ESOP debt and has therefore classified this debt as current. The President and CEO of the Company has personally guaranteed this debt. Net cash generated in operating activities was $735,000 in the nine-month period ended December 31, 1998. This was primarily due to the Company reducing its accounts receivable. The Company used $383,000 for investing activities and $301,000 for financing activities during the same period.

Based on current cash and cash equivalent balances and projections of cash that will be generated from future operations, the Company believes it has adequate resources and credit lines to fund operations during fiscal 1999 and 2000. However, additional borrowings, sales of equity or debt instruments or substantial sales of assets may be required if the Company experiences any significant losses.**

At December 31, 1998, the outstanding balance on the Company's line of credit facility was zero. Timeline has a bank line of credit of up to $625,000 secured by qualified account receivables. As of December 31, 1998, the Company had approximately $357,053 available on this line of credit, based upon qualified accounts receivable.

OTHER EVENTS

On September 1, 1998, the U.S. Patent and Trademark Office granted the Company US Patent #5, 802,511 on, among other things, its method of building databases optimized for reporting from information contained in other sources of data. Management believes the patent may have value for application vendors in areas that are not directly competitive with the Company.* Additionally, the Company is vigorously investigating a number of other application vendors' product offerings in an attempt to determine if there is infringement of the Company's patent rights. Furthermore, the Company is pursuing additional related claims before the US Patent and Trademark Office and has filed for patent protection in approximately 20 additional countries.

Management intends to seek ways to commercialize the patent outside of the Company's primary area of application through licensing and joint ventures. Additionally, in the event the Company determines, in its opinion, that other software vendors are offering products which infringe upon the Company's patent rights, it intends to vigorously enforce its rights against those parties. At this stage, it is very difficult to measure the effect any of these activities will have on the Company's future expenses and revenue. However, management believes that expenses for enforcement of its existing and potential patent rights will increase during subsequent periods, as will the expenses associated with pursuing patent rights internationally. Because a patent is subject to attack from a party who may have developed prior technology unknown to the patent office and the Company, any analysis of whether these activities will ultimately generate additional revenue is speculative. However, management intends to undertake a systematic and reasoned effort, including, if appropriate, filing infringement suits in its efforts to commercialize the patent.**

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to continue to develop and expand distribution channels and to continue to develop relationships with third-party distributors and licensees of the Company's products, the ability and expense to integrate the Company's products with those of its third-party distributors and licensees, the ability of the Company to hire qualified consulting, sales and marketing, and research and development personnel and its ability to generate revenue from such personnel, the outcome of the securities litigation against the Company, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.**

YEAR 2000 READINESS

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act. The Company has undertaken a plan to address the potential impact to its business of "Year 2000 issues" (i.e., issues that may arise as a result of computer programs that use only the last two, rather than all four, digits of the year). The plan addresses Internal Matters, which are under the Company's operation and over which the Company exercises some control, and External Matters, which are outside the Company's control and influence.

Internal Matters. The Company's review of Internal Matters falls into two categories; which are identified and addressed separately below.

Computer Hardware and Software:

1. The Y2K compliance status of the Microsoft products used by the Company is found at http://www.microsoft.com/technet/topics/year2k/default.htm. All products are deemed compliant by Microsoft with two exceptions. The NT Workstation SP3 requires an upgrade that has not yet been applied, and Microsoft Access 2.0 does not pass Microsoft's test for Y2K compliance. However, the Company's use of Access 2.0 as required for its Financial Server products has been tested and it is the Company's belief that Financial Server using Access 2.0 is Y2K compliant.

2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1 and the upgrade of the VAX to V7.1 is scheduled for the first quarter of calendar 1999. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/index.html. The
        Y2K position of the BASIC compiler and the C Compiler that is used for maintenance of the Company's VMS products will be assessed in the first quarter of calendar 1999.*

3. PC hardware. The Company has less than 75 PC's in use and estimates that fewer than 25% of those will need upgrades to be compliant. This upgrade project is expected to be completed in the first half of calendar 1999.*

4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. The number of these products is estimated to be fewer than ten, and assessment of the products for Year 2000 compliance is scheduled to take place in the first half of calendar 1999.

5. A listing of printers, modems and other computer hardware is being assembled, reviewed and assessed for Year 2000 compliance. After the review is completed, a determination will be made regarding the need to upgrade or replace the various hardware products.*

The Company estimates that the cost for the upgrades listed above and any replacements will not exceed $15,000. The Company intends to fund Year 2000 upgrades and changes through operating cash flow and indebtedness.**

Timeline Software Products:

The Company's current versions of its products and services are designed to be Year 2000 compliant. Following is a list showing the current version number of the software products that are believed to be Year 2000 compliant:

           Vax/Alpha Version 6.0
           Financial Analytics Version 2.5 and higher
           MV Server Versions 2.4d and 2.5c
           Analyst 1.5 compatible suite*
           Third-Party Alliance Partner Filters

        *Designed to be Y2K compliant, but no testing performed. Upgrade recommended to Financial Analytics

The Company recognizes that certain customers may have made custom, site specific changes to software provided by the Company. The Company cannot assess the number or nature of such customizations nor their Y2K compliance. To the extent the customization work was performed by the Company, customers may request a review and, if possible, an upgrade to the customization on a time and materials basis.* While the Company's above-listed products have been released as Year 2000 compliant, certain customers have not yet upgraded to these versions. Although the Company believes that its internal systems, products and services are currently Year 2000 compliant, a complete re-testing of the current release of the software is scheduled to take place during the first half of calendar 1999.* However, there can be no assurances that the Company's products and systems contain all necessary date codes.* In addition, there can be no guarantee that the systems of other companies on which the Company relies or with whom it does business will be Year 2000 compliant and would not have an adverse effect on the Company's business.*

Timeline makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software, services protocols, data, interfaces to third party systems, or user-customized functions or features that may be used with Timeline software other than those Company products discussed above. The Company does not plan to test any products other than the current version and will not provide Year 2000 support for any products other than those identified on the list.* The information contained on the list is based on data available to the Company at the time of its preparation. From time to time, Timeline may change the information on the list without notice to the customer.

The Company estimates that the cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. Although future expenses are not known at this time, the Company believes they will not be material.*

The Company estimates that it has completed approximately 60% of its year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the June 1999.*

External Matters. The Company has commenced a review of External Matters which are outside the Company's control and influence. This process consists of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance has been received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. Additional vendors and suppliers may be added if further analysis determines the impact on the Company would be material in the event of a Year 2000 compliance failure. The Company will be contacting its third-party alliance partners with regard to their Year 2000 Compliance status and any compatibility issues that may arise.*

A contingency plan for External Matters has not yet been completed and there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by June 30, 1999.**

The Company estimates that it has completed approximately 60% of its Year 2000 plan for External Matters. To date, it has incurred expenses of less than $15,000, and anticipates future direct costs to be no more than an additional $20,000.**

Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its re-testing of its software products indicate Year 2000 processing problems, or if upgrades to internal computer hardware and software are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.**

                          PART II. - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a securities lawsuit, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. The Company intends to vigorously defend such lawsuit. The ultimate outcome of such litigation is uncertain, however, the Company believes its potential losses are limited to $250,000 based on the limits of its insurance policies.*

                In addition, on October 9, 1998, the Company filed a complaint in the U.S. District Court for the Western District of Washington, Timeline, Inc. v. Clarus Corporation (case number C98-1431). The lawsuit seeks unspecified damages from Clarus Corporation for claims of patent infringement, breach of contract and misappropriation of Company trade secrets. This litigation is in its infancy and its ultimate outcome and any recovery by the Company is uncertain.*

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


                (a)       Exhibits

                          27.1  Financial Data Schedule

                (b) No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Timeline, Inc.
                                     (Registrant)

Date:  February 11, 1999             By:  /s/ Charles R. Osenbaugh
                                          --------------------------------------
                                     Charles R. Osenbaugh
                                     President/Chief Financial Officer


                                     Signed on behalf of registrant and as
                                     principal financial officer.

                                 EXHIBITS INDEX


            EXHIBIT
            NUMBER                 DESCRIPTION

             27.1       Financial Data Schedule