Form 10QSB/A
period 1998-09-30
TIMELINE INC
filed 1999-02-23
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------


                                 FORM 10-QSB/A



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

2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1 and the upgrade of the VAX to V7.1 is scheduled for the first quarter of calendar 1999. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/index.html. The Y2K position of the BASIC compiler and the C Compiler that is used for maintenance of the Company's VMS products will be assessed in the first quarter of calendar 1999.

3. PC hardware. The Company has less than 75 PC's in use and estimates that fewer than 25% of those will need upgrades to be compliant. This upgrade project is expected to be completed in the first half of calendar 1999.

4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. The number of these products is estimated to be fewer than ten, and assessment of the products for Year 2000 compliance is scheduled to take place in the first half of calendar 1999.

5. A listing of printers, modems and other computer hardware is being assembled, reviewed and assessed for Year 2000 compliance. After the review is completed, a determination will be made regarding the need to upgrade or replace the various hardware products.

The Company estimates that the cost for the upgrades listed above and any replacements will not exceed $15,000. The Company intends to fund Year 2000 upgrades and changes through operating cash flow and indebtedness.

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

        *Designed to be Y2K compliant, but no testing performed. Upgrade recommended to Financial Analytics

The Company recognizes that certain customers may have made custom, site specific changes to software provided by the Company. The Company cannot assess the number or nature of such customizations nor their Y2K compliance. To the extent the customization work was performed by the Company, customers may request a review and, if possible, an upgrade to the customization on a time and materials basis. While the Company's above-listed products have been released as Year 2000 compliant, certain customers have not yet upgraded to these versions. Although the Company believes that its internal systems, products and services are currently Year 2000 compliant, a complete re-testing of the current release of the software is scheduled to take place during the first half of calendar 1999. However, there can be no assurances that the Company's products and systems contain all necessary date codes. In addition, there can be no guarantee that the systems of other companies on which the Company relies or with whom it does business will be Year 2000 compliant and would not have an adverse effect on the Company's business.

Timeline makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software, services protocols, data, interfaces to third party systems, or user-customized functions or features that may be used with Timeline software other than those Company products discussed above. The Company does not plan to test any products other than the current version and will not provide Year 2000 support for any products other than those identified on the list. The information contained on the list is based on data available to the Company at the time of its preparation. From time to time, Timeline may change the information on the list without notice to the customer.

The Company estimates that the cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. Although future expenses are not known at this time, the Company believes they will not be material.

The Company estimates that it has completed approximately 60% of its year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the June 1999.

External Matters. The Company has commenced a review of External Matters which are outside the Company's control and influence. This process consists of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance has been received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. Additional vendors and suppliers may be added if further analysis determines the impact on the Company would be material in the event of a Year 2000 compliance failure. The Company will be contacting its third-party alliance partners with regard to their Year 2000 Compliance status and any compatibility issues that may arise.

A contingency plan for External Matters has not yet been completed and there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by June 30, 1999.

The Company estimates that it has completed approximately 60% of its Year 2000 plan for External Matters. To date, it has incurred expenses of less than $15,000, and anticipates future direct costs to be no more than an additional $20,000.

Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its re-testing of its software products indicate Year 2000 processing problems, or if upgrades to internal computer hardware and software are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.

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



                                         Timeline, Inc.
                                         (Registrant)


Date:  February 22, 1999                 By: /s/ Charles R. Osenbaugh

                                         --------------------------------
                                         Charles R. Osenbaugh
                                         President/Chief Financial Officer


                                         Signed on behalf of registrant and as
                                         principal financial officer.