Form 10KSB
period 1999-03-31
TIMELINE INC
filed 1999-06-18
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

The issuer's revenues for its most recent fiscal year were:  $3,401,564.

As of June 1, 1999, 3,191,387 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,893,618 based on the average of the bid ($0.75) and ask ($0.75) prices on that date of $0.75.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement relating to the Company's July 29, 1999 Annual Meeting of Shareholders and to be filed with the Commission within 120 days of the end of the fiscal year (the "Proxy Statement").

Transitional Small Business Disclosure Format (Check One):  Yes  [ ]  No  [X]
================================================================================

                                     PART I


This Annual Report on Form 10-KSB includes a number of forward-looking statements which reflect the Company's current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS IN THE OTHER SECTIONS OF THIS DOCUMENT, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED AND MARKED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Forms SB-2 and S-3, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


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

        Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While Timeline products can present information in formatted reports, the Company's technology also permits the distribution of an actual database of information to the end user's personal computer. These databases are built through selective criteria which limit data transfer to only that data relevant to each particular end user. This design is intended to allow for the distribution of manageable packets of data over networks or the Internet while maintaining corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end user. The end user may then view the data through standard corporate reports or through his or her library of customized personal reports. Additionally, the data resides in Microsoft Office, which makes it automatically available for use in Microsoft(R) Excel spreadsheets and all other Microsoft Office tools.

        Timeline believes that its proprietary technology, designed to allow the enterprise to avoid time-consuming, error-prone and costly keying of data, distinguishes Timeline's products from other vendor's reporting software.* The data resident at the desktop is as valid as the data in the underlying accounting system. Moreover, the type of underlying accounting system, and the platform on which it resides, is immaterial. While many enterprises are migrating accounting functions from larger mainframe- and minicomputer-based systems to client/server systems, others have elected to retain their existing, or "legacy" accounting systems. Timeline's business strategy is focused on meeting the financial management needs of both types of enterprise by providing products that accept and report on data from both legacy and newer systems.

        The Company's Timeline(R) Analyst and Timeline(R) Server product lines are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft client/server environment. Timeline products emphasize financial reporting and management functions, connectivity to multiple systems, the ability to distribute data to the desktop, and budgeting.

        The Timeline products are designed to extend the life of an enterprise's existing systems, allow the purchase of less expensive new systems, and deliver data for reporting and analysis throughout the enterprise. The Company believes its Timeline products can complement accounting and reporting software vendors' products by adding functionality to eliminate competitive disadvantages in their products.* These vendors are thus considered by management as candidates to bundle or distribute Timeline products in conjunction with their accounting and reporting systems. It is through licensing and distribution agreements with such third-party vendors that management believes most license fee revenue will be generated in fiscal 2000.*

        At March 31, 1999, Timeline employed 35 full-time employees in the United States.

        The Company spent in the aggregate approximately $1,080,930 in fiscal 1999 and $1,001,000 in fiscal 1998 for research and development and capitalized software costs, and received $41,000 and $381,000, respectively, in software development revenue.

TECHNOLOGY BACKGROUND

        Timeline Technologies. Timeline's client/server software is designed to overlay an enterprise's entire computing infrastructure with a reporting engine which can accept and organize data, with full accounting controls, from both legacy systems and newer technologies. Timeline's proprietary "architecture," in conjunction with its proprietary "generation engine," is designed to accomplish this task. Compatibility with legacy systems allows the enterprise to preserve hardware and software investments or commence the transition to a client/server environment while providing enhanced reporting capabilities throughout the enterprise. In environments already using client/server systems, Timeline's technology provides distributed data marts which enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. The use of filtering technology not only automates the transfer of data from accounting and information systems into desktop databases, but can automatically rebuild such databases to reflect changes introduced in the underlying accounting structure. This eliminates costly dual maintenance of data structures between the transaction-based and the Timeline systems.

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

        - Generation Engine. The Company's generation engine enables Timeline's products to automate the conversion of accounting data structures into Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. It is this technology which allows automated building of any number of databases for distribution throughout the enterprise. On September 1, 1998 Timeline received a US Patent on this and other technology.

        - Filter Technology. Filtering allows the Timeline product to duplicate data directly from one or more transaction processing systems, and to feed the data to the generation engine to automatically build a new database resident in the Timeline architecture. The Timeline product is tied directly to the underlying systems. Changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are reflected in the Timeline database in an automated manner. Prior technologies required substantial human intervention to manually extract and import data and to maintain the synchronization of the accounting and information systems.

        Timeline has been granted two patents by the U.S. Patent and Trademark Office on its technology and the Company believes additional US patents will be granted during fiscal 2000*. The Company is currently filing for patent protection in certain countries outside the United States.

PRODUCTS

        The Company's products allow the distribution of data sets of information to the desktop. Timeline's primary product family, Timeline Analyst and Timeline Server, consists of a set of client/server software applications based on Microsoft Windows(TM)/Windows NT(TM) and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end user to develop his or her own analysis or personal reports using normal Microsoft or Timeline-enhanced technology. The user can be assured the data is as accurate as is the data in the underlying accounting system.

        Timeline Server was introduced in late 1995 as a financial and management reporting system which included modules to allow traditional financial reporting, budgeting, foreign currency conversion, consolidations and allocations. The various modules in the Timeline Server product provide desktop and network reporting on information originating in a single or multiple accounting systems within the enterprise. While this product can provide many transaction-driven benefits, the Company's market focus is to use Timeline Server as the data warehouse to handle larger volumes of data in conjunction with Timeline Analyst.

        In 1996, the Company made its first commercial release of Timeline Analyst as a stand alone "data mart," which enables the user to view, create and distribute reports in Microsoft Excel based on data from a single accounting system. Timeline Analyst is also the client to Timeline's server-based software, allowing the distribution of reporting databases to end-users throughout a larger enterprise.

        Also in 1996, the Company released the Manager upgrade to Timeline Analyst designed for the "mid-level" market (i.e., businesses with approximately six to 100 desktop users). This product completes the Timeline Analyst suite by allowing the assignment of new reporting relationships at the desktop level and the distribution of data marts between Timeline Analyst users without the requirement of Timeline Server.

        Timeline Budgeting consists of applications and tools built on the underlying Timeline data marts. The combination of Excel interfaces and data base controls provides a system which management believes will be a major area of revenue growth starting in the third quarter of fiscal 2000.* Functionality includes automatic dissemination of budget templates, consolidation of budget input, allocations, and multiple spread methods.

        In addition to client/server products, the Company develops, markets and supports a fully integrated line of host-based accounting applications that operate on VAX(R) and AXP(R) computer systems from the Digital division of Compaq Computer Corporation. This product line represents a continuation of Timeline's historical core business and provides ongoing maintenance, license and consulting revenue. Products in this market include General Ledger, Accounts Payable, Accounts Receivable, Digibase, Digicalc II(R), Fixed Assets, Inventory, Purchase Order and Association Management.

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

        Internal Matters. The Company's review of Internal Matters falls into two categories which are identified and addressed separately below.

        Computer Hardware and Software:

        1. The Y2K compliance status of the Microsoft products used by the Company is found at http://www.microsoft.com/technet/topics/year2k/default.htm. All products used by the Company are deemed compliant by Microsoft with one exception. Microsoft Access 2.0 requires an update be applied in order to pass Microsoft's Y2K compliance test. However, the Company's use of Access 2.0 as required for its Financial Server products has been tested and it is the Company's belief that Financial Server using Access 2.0 is Y2K compliant.

        2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1 and the upgrade of the VAX to V7.1 is scheduled for the first half of calendar 1999. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/index.html.
The BASIC compiler and the C Compiler that is used for maintenance of the Company's VMS products will be upgraded during the third quarter of calendar 1999.*

        3. PC hardware. The Company has less than 75 PC's in use and estimates that fewer than 25% of those will need upgrades to be compliant. This upgrade project is expected to be completed by September 30, 1999.*

        4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. The number of these products is estimated to be fewer than ten, and assessment of the products for Year 2000 compliance is scheduled to take place in the first half of calendar 1999.

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

        Vax/Alpha Version 6.0
        Financial Analytics Version 2.5 and higher
        MV Server Versions 2.4d and 2.5c
        Analyst 1.5 compatible suite(1)
        Third-Party Alliance Partner Filters

        (1) Designed to be Y2K compliant, but no testing performed. Upgrade recommended to Financial Analytics

        The Company recognizes that certain customers may have made custom, site-specific changes to software provided by the Company. The Company cannot assess the number or nature of such customizations nor their Y2K compliance. To the extent the customization work was performed by the Company, customers may request a review and, if possible, an upgrade to the customization on a time and materials basis. While the Company's above-listed products have been released as Year 2000 compliant, certain customers have not yet upgraded to these versions. Although the Company believes that its internal systems, products and services are currently Year 2000 compliant, a re-testing of the current release of the software is scheduled to be completed by September 1999.* However, there can be no assurances that the Company's products and systems contain all necessary date codes. In addition, there can be no guarantee that the systems of other companies on which the Company relies or with whom it does business will be Year 2000 compliant and would not have an adverse effect on the Company's business.*

        Timeline makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software, services protocols, data, interfaces to third party systems, or user-customized functions or features that may be used with Timeline software other than those Company products discussed above. The Company does not plan to test any products other than the current version and will not provide Year 2000 support for any products other than those identified on the list. The information contained on the list is based on data available to the Company at the time of its preparation. From time to time, Timeline may change the information on the list without notice to the customer.

        The Company estimates that the cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. Although future expenses are not known at this time, the Company believes they will not be material.**

        The Company estimates that it has completed approximately 70% of its Year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the September 1999.**

        External Matters. The Company has commenced a review of External Matters which are outside the Company's control and influence. This process consists of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance has been received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. Additional vendors and suppliers may be added if further analysis determines the impact on the Company would be material in the event of a Year 2000 compliance failure. The Company will be contacting its third-party alliance partners with regard to their Year 2000 compliance status and any compatibility issues that may arise.*

        A contingency plan for External Matters has not yet been completed and there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by July 30, 1999.**

        The Company estimates that it has completed approximately 70% of its Year 2000 plan for External Matters. To date, it has incurred expenses of less than $15,000, and anticipates future direct costs to be no more than an additional $20,000.**

        Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its re-testing of its software products indicate Year 2000 processing problems, or if upgrades to internal computer hardware and software are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.**

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

        Accumulated Deficit; Recent Operating Results. The Company has demonstrated an historical inability to operate profitably and had an accumulated deficit of approximately $8,363,013 at March 31, 1999. In order to achieve profitability, the Company must increase licensing and maintenance revenues of its existing client/server products, licensing of patented technology to third parties, and development of new products, and must control its expenses. There can be no assurance the Company will meet these objectives or achieve sustained profitability. Although the Company believes its cash balances and anticipated operating results are sufficient to fund the Company in fiscal 2000, no assurance can be given that sufficient sales will be generated or that sufficient financing will be obtained to enable the Company to obtain or sustain profitability. See "Limited Product Line; Uncertainty of Market Acceptance," "Reliance on Licensing and Distribution Relationships," "Future Capital Needs and Uncertainty of Additional Financing," and "Competition."

        Limited Product Line; Uncertainty of Market Acceptance. The Company's future will depend upon the successful development, marketing and licensing of its existing product line and other new products. There can be no assurance the Company will achieve or sustain revenue growth for its actual, scheduled or anticipated products, that enhancements to such products and other applications can be successfully developed, that demand for such products will continue to grow or be sustained, or that the Company's products will successfully compete with the products of others. To the extent demand for the Company's products does not develop due to competition, poor product performance, customer negative assessment of the Company's financial resources and expertise, technological change or other factors, the Company's operations may be materially and adversely affected.

        Reliance on Licensing and Distribution Relationships. The Company increasingly is reliant on agreements with third party licensees and distributors, and less on direct sales efforts, for sales and licensing of the Company's products. The Company's agreements with its licensees and distributors generally are not exclusive, may be terminated by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing or distribution depends in part on the market acceptance and distribution channels of such third-party's products and services, the ability of the Company to integrate its products with those of the third party, and the continued viability and financial stability of such third parties, which, in turn, depends in part on the economic health of the software industry. In addition, these third party licensees and distributors have shown a weakness in new license sales due to Year 2000 compliance concerns on the part of prospective licensees. There can be no assurance that these licensees and distributors will perform their contractual obligations as expected or that the Company will derive any additional revenue from such arrangements, that the Company will be successful in developing new relationships or maintaining existing relationships with third-party licensees and distributors, that such licensees and distributors will be able to market the Company's products effectively, or that any existing licensee or distributor will continue to represent the Company's products, any of which could materially adversely affect the Company's results of operations.

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

        Over the past several years, the Company has made great efforts to reduce its operating and other expenses, including significant reductions in its sales and marketing staff and research and development activities. There can be no assurance that these expense reductions will have the desired result of enabling the Company to achieve profitability or that they will not have adverse effects on the Company. In addition, the Company currently is more reliant on licensing and distribution arrangements and less on direct sales, and accordingly the Company expects that timing of revenues will fluctuate from quarter to quarter, which may cause significant variations in periodic results of operations. There can be no assurance that the Company's business strategy will be successful or will result in an increase in revenues. In the event the Company determines to increase its direct sales and marketing efforts or to undertake research and development not funded by third parties, the Company's operating expenses would increase and may have an adverse impact on the Company's results of operations. The Company does not take any measures specifically designed to limit fluctuations in the Company's periodic results of operations. There can be no assurance the Company will be profitable on a quarter-to-quarter or any other basis in the future.

        Future Capital Needs and Uncertainty of Additional Financing. The Company's net working capital (excluding deferred revenue) at March 31, 1999 was approximately $25,000. The Company's capital needs in the future will depend upon factors such as the market acceptance of its products and any other new products developed by the Company, the success of the Company's third-party licensing and distribution arrangements and the Company's ability to develop and maintain sustained maintenance and support revenue, none of which can be predicted with certainty. There can be no assurance the Company will not require substantial additional financing in the future for which it has no commitments or arrangements, and there can be no assurance any additional financing, if required, will be available, if at all, in a timely manner or on terms acceptable to the Company. The inability to obtain required financing could have a material adverse effect on the Company's results of operations, and could cause the Company to significantly reduce or suspend its operations, seek a merger partner, sell certain of its assets, sell additional securities on terms which are highly dilutive to existing investors, or obtain funds through arrangements that are unfavorable to the Company.

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

        Competition. The business information software market is highly competitive. Management believes the primary products in competition with its products are products provided by Hyperion Solutions, Inc., Comshare, Inc., FRX, Cognos Corporation, and various budgeting vendors such as IBM and Unix vendors. The Company also expects to face competition with respect to those products it is developing and has scheduled for release. Most of the Company's competitors have significantly greater financial, technical, sales, marketing, research and development and other resources, as well as greater name recognition and larger installed bases, than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to compete effectively, if at all, and its inability to do so would adversely affect the Company's results of operations.

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

        Intellectual Property and Proprietary Rights. The Company relies on a combination of copyright, trademark and trade secret laws, patents, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. The Company has received two U.S. patents and Notice of Issuance by the U.S. Patent Office of a Continuance and Continuance in Part related to one of the patents, and has filed for patent protection in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent, if any, to which piracy of its software products currently exists, it can be expected to occur in the future. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. There can be no assurance proprietary protections will be adequate or that the Company's competitors will not independently develop similar technology. The Company has not obtained an opinion of counsel as to the validity of its proprietary rights. The Company has stated it intends to protect its patent rights against infringement through negotiation and litigation, if necessary. Such litigation could be costly and there are no assurances the Company would be successful.

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

        Possible Illiquidity of Trading Markets. The Common Stock and its warrants are currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, the Common Stock and warrants are also listed for trading on the Boston Stock Exchange. If the Company were to experience significant or prolonged losses or otherwise, it may be unable to maintain the standards for continued listing on the Boston Stock Exchange. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, the Company's securities.

        The Company's securities are subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on Nasdaq and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as the Company's securities are subject to the rules on penny stocks, the market liquidity for such securities could be materially and adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

        Timeline leases approximately 12,354 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease which expires April 30, 2001. Of this amount, 1,134 square feet are subleased to a third party for the remainder of the term of the lease, under an agreement with a 60-day termination provision.

        Timeline does not own any real estate.


ITEM 3.  LEGAL PROCEEDINGS

        In May 1998, the Company, certain of its directors, former directors and officers, were named as defendants in a securities class action lawsuit, Tennant
v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County. The lawsuit alleged certain violations of Oregon state securities laws filed by several individual shareholders who purchased stock primarily in the 1996 private placement. Although the ultimate outcome of such litigation is uncertain, management does not believe that the resolution of this lawsuit will have a material impact on the future financial results of the Company.*

        In October 1998, the Company filed an action in the US Federal District Court for Western Washington against Clarus Corporation. In March 1999, the Company filed an action in the US Federal District Court for Western Washington against Sagent Technologies, Inc. Both of these actions seek monetary damages and an injunction against the respective defendants from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's U.S. Patent rights under U.S. Patent #5,802,511.*


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Timeline's common stock is traded on the OTC Bulletin Board ("OTCBB") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. Additionally, warrants to purchase common stock are traded on both OTCBB and BSE under the symbols "TMLNW" and "TMLW", respectively. Prior to November 1997, Timeline's common stock and warrants were traded on the Nasdaq SmallCap Market (Nasdaq). Both classes of securities initiated trading on January 18, 1995, the effective date of the Company's initial public offering of common stock and warrants. The following table contains the high and low bid information as reported by OTCBB and Nasdaq, for each quarter of fiscal 1998 and 1999. The quotations from the OTCBB reflect inter-dealer prices without retail mark up, mark down, or commissions and may not represent actual transactions.

                               Fiscal 1998                                 Fiscal 1999
                 ---------------------------------------     ---------------------------------------
                   1st        2nd       3rd         4th       1st         2nd        3rd       4th
                 Quarter    Quarter    Quarter   Quarter     Quarter    Quarter    Quarter   Quarter
                 -------    -------    -------   -------     -------    -------    -------   -------
Common Stock
    High         1 3/8      1 5/8      1 1/8      2 3/8      2 1/2      1 5/8      1 1/16      7/8
    Low            5/8        25/32      3/8        9/16       7/8        11/16      7/16      3/8
Warrants
    High           7/16       11/32      9/32       3/10      37/100      1/16       1/16      1/20
    Low            1/4         1/4       3/100      3/100     13/100      1/16       1/50      1/50

        At June 1, 1999 there were 3,191,387 shares of common stock outstanding held by approximately 77 holders of record. An additional 1,000,000 warrants to purchase common stock were outstanding held by approximately 21 holders of record, each warrant allowing the purchase of one share of stock on or before January 17, 2000 at a price of $6.25 per share.

        In February 1999, the Company granted a performance-based stock option to purchase 50,000 shares of common stock to Charles R. Osenbaugh, the Company's President and CEO, at an exercise price of $1.00 per share. This option becomes vested upon achieving 10 consecutive days of the Company's stock closing trading at $5.00 per share or higher. At the same time, the vesting schedule was revised on a prior grant of a performance-based option to purchase 75,000 shares made to Mr. Osenbaugh in fiscal 1998. Under the revised vesting schedule, 50% vests and becomes exercisable when the common stock closes trading at $2.00 or more per share for 10 consecutive days and the remainder vests and becomes exercisable when the Company's stock closes trading at $3.00 or more per share for 10 consecutive days. In any event, all options discussed in this paragraph shall vest, if not otherwise vested, seven years from the date of grant provided Mr. Osenbaugh is then employed by the Company.

        In April 1999, the Company issued a warrant to acquire up to 21,000 shares of its common stock to Len Cereghino & Co. for services rendered, at an exercise price of $1.00 per share.

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

RESULTS OF OPERATIONS

        For fiscal year ending March 31, 1999, Timeline generated a net loss of $366,000, compared to net income of $175,000 for the period ended March 31, 1998. This decrease was attributable, in large part, to recognition in fiscal 1998 of a $988,000 gain on the sale of a majority interest in Analyst Financials Limited (formerly Timeline Europe Limited).

        Other significant factors in the results for fiscal year ended March 31, 1999 were lower revenues generated from consulting and software development activities, offset somewhat by a reduction in expenses from sales and marketing and research and development. General and administrative expenses were the exception, increasing slightly for the year.

                                  GROSS REVENUE

                          Three Months Ended                   Twelve Months Ended
                               March 31,                             March 31,
                           1999        1998       Change         1999        1998       Change
----------------------------------------------------------------------------------------------
(Dollars in Thousands)
Software license             362         979         (63%)       1,794       1,747           3%
Maintenance                  188         176           7%          854         777          10%
Consulting                   173         213         (19%)         713         979         (27%)
Software Development          12           6         100%           41         381         (89%)
                             ---------------                     -----------------
Net sales                    736       1,374         (46%)       3,402       3,884         (12%)
----------------------------------------------------------------------------------------------

        Total revenue decreased 12% to $3,402,000 for the fiscal year ended March 31, 1999. Revenues generated by license fees were slightly higher in fiscal 1999 over fiscal 1998, despite lower average per license fees. Management believes license fee revenue will continue to increase in fiscal 2000 due to the increased opportunity to license and distribute its software in conjunction with a number of third parties.* However, the Company may be exposed to more dramatic swings in its revenue due to the unpredictability of license revenue generated through sales by third party vendors.* Also, the impact of Year 2000 compliance uncertainties on the industry as a whole may have a negative impact on license revenue in the coming year.* The Company is currently working with Infinium Software, Inc., Electronic Data Systems, Inc. (EDS), and Analyst Financials Limited (formerly Timeline Europe Limited) to market the Company's products. Starting July 1, 1999, Analyst Financials Limited's royalty payment rate to the Company will increase from 10% to 11.5% of gross license fees.* In addition, the Company and Navision a/s are developing software for licensing by Navision, currently scheduled for delivery in the second quarter of fiscal 2000.*

        Consulting revenues were negatively affected by reduced staffing for a large part of the 1999 fiscal year. The Company hired additional consulting personnel during the fourth quarter. However, due to the length of time required to train new consulting personnel to enable them to be productive, fourth quarter results were not greatly impacted by the increase in resources. Management believes the demand will be sufficient to effectively utilize these additional resources and revenues from consulting will increase in fiscal 2000.* Nevertheless, as already noted, there may be a negative impact on consulting revenues as a result of Year 2000 compliance concerns on the part of prospective licensees.*

        Maintenance revenue was also higher in fiscal 1999 than in fiscal 1998, as the volume of fully-installed licensees of the Company's Financial Analytics products continued to increase. However, management believes maintenance revenue for fiscal 2000 will most likely be relatively flat.* The Company continues to lose maintenance customers on its older VAX-based systems. In April 1999, the single largest maintenance client in this category ($144,000 per annum) completed its transition to new third-party software. Accordingly, maintenance during the first several quarters of fiscal 2000 will likely be lower than in fiscal 1999, but is expected to build as the year progresses and new licensees are added.*

        Software development revenues continued to decrease in fiscal 1999. Management does not anticipate that software development revenue will constitute a significant source of revenue in fiscal 2000 as there are no substantial contracts currently in place or being pursued for development efforts.* The Company does not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

                                  GROSS MARGIN

                             Three Months Ended                      Twelve Months Ended
                                  March 31,                               March 31,
                              1999         1998        Change         1999         1998        Change
-----------------------------------------------------------------------------------------------------
(Dollars in
Thousands)

Gross profit                    504          991          (49%)       2,460        2,364            4%
Percentage of net sales          68%          72%                        72%          61%

-----------------------------------------------------------------------------------------------------

        Gross profit increased during the 1999 fiscal year by $96,000 representing a 4% growth over the 1998 fiscal year. Fourth quarter margins for fiscal 1998 were skewed by an unusually large license fee of $870,000 from Seagate Software, Inc., making the results not directly comparable to fourth quarter 1999. Cost of revenue decreased in both real terms and as a percentage of sales for the 1999 fiscal year. This trend, which also occurred in fiscal 1998 when compared to fiscal 1997, continues to reflect the change in approach to cooperative distribution in conjunction with third parties. These cost savings also reflect a decreased amortization of capitalized software costs ($268,000 in fiscal 1999 compared to $393,000 in fiscal 1998). Amortization is expected to increase in fiscal 2000 due to a higher level of capitalized research and development which will be amortized as the Company completes several development projects planned in fiscal 2000.*

             SALES AND MARKETING & RESEARCH AND DEVELOPMENT EXPENSE

                             Three Months Ended                      Twelve Months Ended
                                  March 31,                               March 31,
                              1999         1998        Change         1999         1998        Change
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing             145          135            7%          599          714          (16%)
Percentage of net sales          20%          10%                        18%          18%
-----------------------------------------------------------------------------------------------------

Research & development          143          320          (55%)         657          776          (15%)
Percentage of net sales          19%          23%                        19%          20%
-----------------------------------------------------------------------------------------------------

        Sales and marketing costs decreased 16% to $599,000 in fiscal 1999 from $714,000 in fiscal 1998. This decrease was consistent for the first two quarters of the fiscal year but the trend reversed in the final two quarters. This reversal is due to increased personnel in these areas during the last two fiscal quarters. Consequently, sales and marketing expenses are expected to increase in fiscal 2000 over fiscal 1999.*

        Research and development costs were $657,000 in fiscal 1999 compared to $776,000 in fiscal 1998, a 15% decrease. This decrease was almost entirely the result of increased capitalization of research and development cost in fiscal 1999; i.e. a lower percentage of the Company's expenses in the product group were expensed against current income. The Company continues to add additional product resources and management expects research and development expenses will be higher in fiscal 2000 than fiscal 1999.*


                       GENERAL AND ADMINISTRATIVE EXPENSE

                              Three Months Ended                     Twelve Months Ended
                                   March 31,                              March 31,
                               1999         1998        Change        1999         1998        Change
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative         363          220           65%       1,329        1,295            3%
Percentage of net sales           49%          16%                       39%          33%
-----------------------------------------------------------------------------------------------------

        General and administrative expenses increased to $1,329,000 in fiscal 1999 from $1,295,000 in fiscal 1998, an increase of 3%. A significant portion of this increase occurred in the fourth fiscal quarter of the year, and primarily reflects an accrual for attorney's fees related to the shareholders' securities lawsuit. It is hard to determine if these expenses will be greater or smaller in fiscal 2000 due to the unpredictability of the outcome of and expenses associated with both the shareholders' lawsuit and lawsuits brought by the Company on alleged patent infringements.*

        Depreciation expense decreased in fiscal 1999 to $196,000 from $240,000 in fiscal 1998.

                                  OTHER INCOME

        Interest expense decreased to $57,000 in fiscal 1999 from $158,000 in fiscal 1998, while interest income increased to $12,000 from $5,000 for fiscal 1998. These changes reflect the Company's positive cash flow in fiscal 1999 and its significant reductions in debt. While the Company's debt balances decreased in fiscal 1999 as compared to fiscal 1998, the Company is again utilizing receivable financing. If this continues through fiscal 2000 year-end, management believes interest costs for fiscal 2000 will be greater than in fiscal 1999 and interest income will be lower.*

        The Company did not record a tax benefit or cost in either fiscal 1999 or 1998, as the tax assets generated by the net operating losses from prior years and fiscal 1999 did not satisfy the recognition criteria set forth by generally accepted accounting principles. Accordingly, the Company has established a valuation allowance that offsets net deferred tax assets. As taxable income is accrued which is offset by previously unrecognized net operating loss carry-forwards, the Company offsets tax costs with such net operating losses. Management does not anticipate recognition of federal income taxes in the near future as existing net operating loss carry-forwards are considered adequate to cover taxable income, if any, for fiscal 2000.*


LIQUIDITY AND CAPITAL RESOURCES.

        The Company's cash and cash equivalent balances at March 31, 1999 stood at $59,000 compared to $59,000 at March 31, 1998. Despite the fact cash did not increase for fiscal 1999, operating activities generated $771,000 of cash and the Company received $161,000 from a note receivable. These proceeds were expended on equipment ($79,000), capitalized research and development costs ($424,000), and net reduction of debt obligations ($429,000).

        The $771,000 of cash flows from operating activities consisted of a net loss of $366,000 increased by the non-cash depreciation and amortization of $464,000, net collection of receivables of $812,000, and application of prepaid and other non current assets of $138,000. These were offset by decreases in payables and accrued expenses of $238,000 and increased deferred revenue of $41,000. Net cash provided by operating activities of $771,000 in fiscal 1999 compares to $21,000 used in operating activities in fiscal 1998.

        Total obligations, excluding deferred income items, totaled $669,000 at March 31, 1999 compared to $1,254,000 at March 31, 1998. The fiscal 1999 and 1998 obligations include a corporate guarantee of a bank note payable by the Timeline Employee Stock Ownership Trust to Silicon Valley Bank representing $104,000 at March 31, 1999 and $229,000 at March 31, 1998. This note was paid in full in June 1999.

        Subsequent to the end of the 1999 fiscal year, the Company received a payment of a one-time, nonrefundable license fee of $5,000,000 from Microsoft Corporation in connection with a non-exclusive patent license agreement entered into between the Company and Microsoft. Consequently, the Company has, as of June 7, 1999, approximately $4,200,000 cash after payment of certain trade payables and other obligations (see Note 11 in Notes to Financial Statements) The Company believes its cash balances and anticipated operating results are, sufficient to fund the Company in fiscal 2000.*

        At March 31, 1999, the outstanding balance on the Company's line of credit facility was $24,000. The Company has a bank line of credit of $500,000 based upon selling its accounts receivable with recourse. In June 1997, the Company entered into a $150,000 loan agreement, secured by certain equipment owned by the Company, that is payable in equal monthly payments over a 24 month period. The remaining balance of $28,000 is to be repaid in full during the first quarter of fiscal 2000.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements -

                                                                            Page
                                                                            ----
   Report of Independent Public Accountants                                   16

   Balance Sheets as of March 31, 1999 and 1998                               17

   Statements of Operations for the years ended
       March 31, 1999 and 1998                                                18

   Statements of Changes in Stockholders' Equity                              19
       for the years ended March 31, 1999 and 1998

   Statements of Cash Flows for the years ended                               20
       March 31, 1999 and 1998

   Notes to Financial Statements                                              21

                          TIMELINE, INC.

                          FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999 AND 1998
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Timeline, Inc.:

We have audited the accompanying balance sheets of Timeline, Inc. (a Washington corporation) as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
  April 30, 1999 (except with respect to Note 11, as to which the date is June 7, 1999)

                                 TIMELINE, INC.

                    BALANCE SHEETS -- MARCH 31, 1999 AND 1998

                                     ASSETS

                                                                              1999              1998
                                                                           -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    59,453       $    59,022
  Accounts receivable (including $195,150 and $6,650 from affiliate),
    net of allowance of $52,010 and $60,966                                    559,666         1,372,155
  Note receivable from affiliate                                                13,567           174,864
  Prepaid expenses and other                                                    56,888            94,381
                                                                           -----------       -----------

           Total current assets                                                689,574         1,700,422

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,624,597 and $1,469,026                                    371,850           490,167

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $1,131,458 and $863,339                                      628,508           472,496

OTHER ASSETS                                                                     2,185            21,072
                                                                           -----------       -----------

           Total assets                                                    $ 1,692,117       $ 2,684,157
                                                                           ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $   142,487       $   352,392
  Accrued expenses                                                             355,125           399,386
  Line of credit                                                                23,705           146,872
  Deferred revenues                                                            418,827           460,191
  Current portion of long-term debt                                            132,578           329,578
  Current portion of obligations under capital leases                           10,705            19,939
                                                                           -----------       -----------

           Total current liabilities                                         1,083,427         1,708,358

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                         4,309             5,781
                                                                           -----------       -----------

           Total liabilities                                                 1,087,736         1,714,139
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,191,368 and 3,214,622 issued and outstanding                              31,946            32,147
  Additional paid-in capital                                                 9,070,865         9,205,706
  Unearned ESOP shares                                                        (135,417)         (270,833)
Accumulated deficit                                                         (8,363,013)       (7,997,002)
                                                                           -----------       -----------

               Total stockholders' equity                                      604,381           970,018
                                                                           -----------       -----------

               Total liabilities and stockholders' equity                  $ 1,692,117       $ 2,684,157
                                                                           ===========       ===========


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                 1999              1998
                                                              -----------       -----------
REVENUES:
  Software license                                            $ 1,793,526       $ 1,747,398
  Software development                                             41,163           381,079
  Maintenance                                                     854,290           776,565
  Consulting                                                      712,585           978,920
                                                              -----------       -----------


           Total revenues                                       3,401,564         3,883,962

COST OF REVENUES                                                  941,857         1,519,623
                                                              -----------       -----------

           Gross profit                                         2,459,707         2,364,339
                                                              -----------       -----------


OPERATING EXPENSES:
  Sales and marketing                                             598,946           713,635
  General and administrative                                    1,328,715         1,295,017
  Research and development                                        656,798           776,086
  Depreciation and amortization                                   196,239           240,312
                                                              -----------       -----------

           Total operating expenses                             2,780,698         3,025,050
                                                              -----------       -----------

           Loss from operations                                  (320,991)         (660,711)
                                                              -----------       -----------

OTHER INCOME (EXPENSE):
  Gain on sale of Timeline Europe                                      --           988,409
  Interest expense and other                                      (57,010)         (158,063)
  Interest income and other                                        11,990             4,991
                                                              -----------       -----------

           Total other income (expense)                           (45,020)          835,337
                                                              -----------       -----------

           Income (loss) before income taxes                     (366,011)          174,626

           Income tax provision                                        --                --
                                                              -----------       -----------

           Net income (loss)                                  $  (366,011)      $   174,626
                                                              ===========       ===========


BASIC NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                            $      (.12)      $       .06
                                                              ===========       ===========

DILUTED NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                            $      (.12)      $       .05
                                                              ===========       ===========

SHARES USED IN CALCULATION OF BASIC EARNINGS PER SHARE          3,152,834         3,133,688
                                                              ===========       ===========

SHARES USED IN CALCULATION OF DILUTED EARNINGS PER SHARE        3,152,834         3,204,706
                                                              ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                        Common Stock
                                ---------------------------      Additional      Unearned          Stock         Foreign
                                                                  Paid-in          ESOP        Subscription      Currency
                                  Shares          Amount          Capital         Shares        Receivable      Adjustment
                                -----------     -----------     -----------     -----------     -----------     -----------
BALANCE, March 31, 1997           3,216,153     $    32,162     $ 9,266,159     $  (391,366)    $   (95,603)    $   (15,910)
  Net income                             --              --              --              --              --              --
  Retirement of ESOP shares         (22,295)           (223)       (116,827)        117,050              --              --
  Amortization of unearned
    ESOP shares                          --              --              --           3,483              --              --
  Exercise of common stock
    options                          55,860              56          31,365              --              --              --
  Return of previously
    subscribed shares               (55,860)            (56)        (95,547)             --          95,603              --
  Sale of warrants to
    purchase 300,000 shares
    of common stock at $1.00             --              --         100,000              --              --              --
  Issuance of common stock
    for expenses                     20,764             208          20,556              --              --              --
  Foreign currency
    translation adjustment               --              --              --              --              --          15,910
                                -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, March 31, 1998           3,214,622          32,147       9,205,706        (270,833)             --              --

  Net loss                               --              --              --              --              --              --
  Exercise of common stock
    options                             556              37             337              --              --              --
  Retirement of ESOP shares         (23,810)           (238)       (135,178)        135,416              --              --
                                -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, March 31, 1999           3,191,368     $    31,946     $ 9,070,865     $  (135,417)    $        --     $        --
                                ===========     ===========     ===========     ===========     ===========     ===========




                                   Accumulated
                                     Deficit           Total
                                   -----------     -----------
BALANCE, March 31, 1997            $(8,171,628)    $   623,814
  Net income                           174,626         174,626
  Retirement of ESOP shares                 --              --
  Amortization of unearned
    ESOP shares                             --           3,483
  Exercise of common stock
    options                                 --          31,421
  Return of previously
    subscribed shares                       --              --
  Sale of warrants to
    purchase 300,000 shares
    of common stock at $1.00                --         100,000
  Issuance of common stock
    for expenses                            --          20,764
  Foreign currency
    translation adjustment                  --          15,910
                                   -----------     -----------

BALANCE, March 31, 1998             (7,997,002)        970,018

  Net loss                            (366,011)       (366,011)
  Exercise of common stock
    options                                 --             374
  Retirement of ESOP shares                 --              --
                                   -----------     -----------

BALANCE, March 31, 1999            $(8,363,013)    $   604,381
                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                    1999          1998
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(366,011)    $ 174,626
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities-
      Depreciation and amortization                                 464,359       650,810
      Gain on sale of Timeline Europe                                    --      (988,409)
      Expenses paid with issuance of common stock                        --        52,185
      Loss on disposal of property and equipment                        711         3,568
  Changes in assets and liabilities:
        Accounts receivable                                         812,489      (356,690)
        Prepaid expenses and other                                  119,345       116,817
        Accounts payable                                           (147,403)      110,460
        Accrued expenses                                            (90,305)       77,880
        Deferred revenues                                           (41,364)      155,601
        Other noncurrent assets                                      18,887       (18,246)
                                                                  ---------     ---------
           Net cash provided by (used in) operating activities      770,708       (21,398)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (78,633)      (17,867)
  Investment in capitalized software development costs             (424,132)     (224,986)
  Proceeds from note receivable                                     161,297       439,115
                                                                  ---------     ---------
           Net cash provided by (used in) investing activities     (341,468)      196,262
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                             (10,706)      (19,938)
  Borrowings under line of credit                                   134,155       806,237
  Repayments under line of credit                                  (257,322)     (859,365)
  Proceeds from notes payable                                            --       150,000
  Payments on notes payable                                        (295,310)     (480,204)
  Proceeds from exercise of stock options                               374            --
  Sale of warrants to purchase common stock                              --       100,000
                                                                  ---------     ---------
           Net cash used in financing activities                   (428,809)     (303,270)
                                                                  ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    431      (128,406)
CASH AND CASH EQUIVALENTS, beginning of year                         59,022       187,428
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS, end of year                            $  59,453     $  59,022
                                                                  =========     =========

SUPPLEMENTAL CASH AND NONCASH DISCLOSURES:
  Cash paid during the year for interest                          $  56,510     $ 164,188
  Prepaid asset financed through accounts payable                    81,852        80,360
  Retirement of unallocated ESOP shares                             135,416       117,050

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.  THE COMPANY:

Organization

The accompanying financial statements are for Timeline, Inc. (the Company). The Company develops, markets and supports enterprise-wide financial management, budgeting and reporting software. Timeline's software products automatically access and distribute business information with full accounting control.

Operations

As of March 31, 1999, the Company had an excess of current liabilities over current assets of $393,853 and had an accumulated deficit of $(8,363,013), with total stockholders' equity of $604,381. Management is in the process of evaluating alternatives for raising additional funds and returning the Company to profitable operations. These alternatives potentially include the continued licensing or sale of part of its patented software, agreements with distribution partners to market the Company's products and entering into additional debt agreements. If these alternatives are unsuccessful, the Company would need to implement a plan to reduce costs substantially until sales from operations generate sufficient cash flows to continue to fund operations and development.* In June 1999, the Company entered into a patent licensing agreement with Microsoft Corporation that provided the Company with a nonrefundable payment of $5,000,000 in cash (see Note 11).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles and assuming that the Company will continue as a going concern. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates.* Other significant accounting policies are summarized in the following paragraphs.

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

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility and market acceptance of a product line have been established. Amortization is recognized using the straight-line method over the products' remaining estimated economic life of the products of three years. Amortization starts when the product is available for general release to customers. During fiscal 1999 and 1998, the Company capitalized $424,131 and $224,986, respectively, of software development costs. Amortization expense for fiscal 1999 and 1998 was $268,120 and $393,363, respectively. The amortization is included in cost of revenues in the accompanying statements of operations.

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

Net Income (Loss) per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," effective December 15, 1998. Basic net income (loss) per share is the net income (loss) divided by the average number of shares outstanding during the year. Diluted net income (loss) per share is calculated as the net income (loss) divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During fiscal year 1999, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share. Furthermore, shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of each year-end, are not considered outstanding for the earnings per share calculation.

The computation of diluted net income (loss) per common and common equivalent share is as follows at March 31:

                                                                         1999             1998
                                                                     -----------      -----------
Net income (loss)                                                    $  (366,011)     $   174,626
                                                                     -----------      -----------

Weighted average common shares outstanding                             3,152,834        3,133,688
Plus:  dilutive options and warrants                                          --          619,144
Less:  shares assumed repurchased with proceeds from exercise                 --         (548,126)
                                                                     -----------      -----------

Weighted average common and common equivalent shares outstanding       3,152,834        3,204,706
                                                                     -----------      -----------

Diluted net income (loss) per common and common equivalent share     $      (.12)     $       .05
                                                                     ===========      ===========

The calculation of diluted net income (loss) per common and common equivalent does not include 1,964,911 and 1,201,467 options and warrants in 1999 and 1998, respectively, as they are antidilutive.

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform them to the current year's presentation.

3.  SALE OF STOCK IN SUBSIDIARY:

Effective July 3, 1997, the Company entered into an agreement pursuant to which it sold a majority interest in its then wholly-owned subsidiary, Timeline Europe Ltd. (Analyst Financials). Under the agreement, Analyst Financials issued 87,500 shares of common stock to certain individuals for $1,633,760. The Company contributed a portion of its intercompany receivable from Analyst Financials for 12,499 additional shares in Analyst Financials. The result of these transactions reduced the Company's ownership interest in Analyst Financials to 12.5% and caused the Analyst Financials management team and certain outside investors to obtain an 87.5% ownership interest in Analyst Financials. Analyst Financials also repaid to the Company approximately $152,000 of prior advances and executed a debenture securing its remaining intercompany obligation to make additional installments totaling approximately $406,000.

In connection with the sale of the majority interest in Analyst Financials, the Company and Analyst Financials also executed a Distributorship Agreement and Source Code License which allows Analyst Financials to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to the Company. The licensing fees are based on a percentage of revenues generated by Analyst Financials. During the term of this agreement, Analyst Financials has the right to market and license certain of the Company's products to the exclusion of the Company in Europe, the Middle East and Africa.

As a result of this transaction, Timeline has recognized a gain on the sale of the 87.5% interest in Analyst Financials in the amount of $988,409. This amount represents the elimination of the Company's negative investment in Analyst Financials due to Analyst Financials no longer being a consolidated subsidiary of Timeline, Inc.

4.  MAJOR CUSTOMERS:

During fiscal 1999, two customers comprised approximately 28% and 14% of the Company's total revenue. During 1998, one customer comprised approximately 23% of the Company's total revenue. At March 31, 1999, approximately 32%, 14% and 12%, of the accounts receivable balance was due from the Company's three largest customers. At March 31, 1998, approximately 70% of the accounts receivable was due from one customer.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at March 31:

                                                      1999             1998
                                                   -----------      -----------
Computer equipment                                 $ 1,553,018      $ 1,525,461
Office equipment                                       443,429          433,732
                                                   -----------      -----------

                                                     1,996,447        1,959,193
            Less-- accumulated depreciation         (1,624,597)      (1,469,026)
                                                   -----------      -----------

            Total property and equipment           $   371,850      $   490,167
                                                   ===========      ===========

6.  FINANCING ARRANGEMENTS:

In May 1997, the Company entered into a line of credit agreement with its primary lender. Under the agreement, the Company may sell receivables with recourse in an amount up to $500,000. Interest on the line of credit is calculated at 2.50% of the average monthly balance plus a 1% administration fee. At March 31, 1999 and 1998, $23,705 and $146,872 was outstanding under this agreement, respectively.

Secured Promissory Note

During May 1997, the Company borrowed $150,000 under a secured promissory note agreement. The note is secured by certain property and equipment and is payable in equal monthly installments of $7,183, with a balloon payment of approximately $22,000 at the settlement of the note in June 1999. The note bears interest at 22.5%. At March 31, 1999, $28,411 was outstanding under this agreement.

Employee Stock Ownership Plan

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock (3% of the total outstanding at March 31, 1999) to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which was a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and was secured by a pledge of the shares purchased and was guaranteed by the Company and the chief executive officer.

Funds for payment of the note principal and interest were obtained by the ESOP from employee contributions and a Company match as well as Company advances to the ESOP. The outstanding balance of $104,167 and $229,167 at March 31, 1999 and 1998, respectively, on the ESOP note is included as a liability on the balance sheet. Subsequent to the fiscal year end, the Company paid the balance in full. The Company has recorded the cost of unallocated shares as unearned ESOP shares. During 1999 and 1998, the Company applied $135,416 and $117,050, respectively, of its prepayments to the ESOP to repurchase and retire 23,810 and 22,295 shares, respectively, of its common stock.

The ESOP note bore interest at the prime rate plus 2% (10.5% at March 31, 1999 and 1998).


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

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) as of March 31 are as follows:

                                                      1999             1998
                                                   -----------      -----------
        Net operating loss carryforward            $ 2,008,000      $ 1,832,000
        Research and experimentation credit            300,000          300,000
        Deferred revenues                              142,000          156,000
        Capitalized software costs                    (214,000)        (161,000)
        Other                                           70,000           96,000
                                                   -----------      -----------

                                                     2,306,000        2,223,000

        Less - valuation allowance                  (2,306,000)      (2,223,000)
                                                   -----------      -----------

             Net deferred tax assets               $        --      $        --
                                                   ===========      ===========


The net operating loss carryforwards and research and experimentation credit carryforwards expire through 2018.

The valuation allowance increased by $83,000 during the year ended March 31, 1999 and decreased by $489,000 during 1998.

In connection with the initial public offering, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits of $2,053,000 and $221,000, respectively, which may be used in any given year to approximately $300,000.

8.  401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 20% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of seven years. The Company has made no contributions to the plan in either of the years ended March 31, 1999 or 1998.

9.  COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under both capital and operating leases as of March 31, 1999:


                                                            Capital      Operating
                                                           --------      --------
               2000                                        $ 15,419      $263,678
               2001                                           5,141       259,566
               2002                                              --        38,171
               2003                                              --        18,096
               2004                                              --        13,572
                                                           --------      --------

                      Total minimum lease payments           20,560      $593,083
                                                                         ========

               Less-- amount representing interest and
                   tax costs                                 (5,546)
                                                           --------

               Present value of net minimum
                 lease payments                              15,014

               Less-- current portion                        10,704
                                                           --------

                                                           $  4,309
                                                           ========

Rent expense amounted to $246,303 and $326,727 for the years ended March 31, 1999 and 1998, respectively. The Company entered into a sublease agreement for a portion of its office space during 1998. Cash collected from subleases in 1999 and 1998 was $62,496 and $40,504. respectively.

10.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

The Company has a 1994 Stock Option Plan (the "1994 Plan") and a Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 400,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 49,700 are available for grant as of March 31, 1999. The exercise price of any options to be granted is equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. At March 31, 1999, the Company had granted options to purchase 255,273 shares of common stock which are not part of these option plans. As of March 31, 1999, no further option grants are available under the Old Plan. Options under these plans generally vest ratably over three- or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

Options outstanding as of each period are as follows:

                                                  Weighted
                                                   Average
                                    Number of     Exercise
                                     Options       Price
                                    ---------     --------
        Balance, March 31, 1997      411,398          2.78
           Granted                   310,360           .92
           Exercised                 (55,860)          .56
           Canceled                 (181,287)         3.22
                                    --------      --------

        Balance, March 31, 1998      484,611      $   1.68
           Granted                   172,500          1.23
           Exercised                  (5,000)         1.00
           Canceled                  (44,200)         2.35
                                    --------      --------

        Balance, March 31, 1999      607,911      $   1.50
                                    ========      ========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been increased to the pro forma amounts indicated below:


                                               1999             1998
                                            -----------      -----------
        Net income (loss) - as reported     $  (366,011)     $   174,626
        Net income (loss) - pro forma          (466,352)          88,804
        Basic net income (loss) per
          common share - as reported               (.12)             .06
        Basic net income (loss) per
          common share - pro forma                 (.15)             .03
        Diluted net income (loss) per
          common share - as reported               (.12)             .05
        Diluted net income (loss) per
          common share - pro forma                 (.15)             .03

The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1999 and 1998: zero dividend yield; expected volatility of 95% and 100%, respectively; risk-free interest rates varying by grant date between 6.00% and 6.38%; and expected lives of five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average grant date fair value of options granted during fiscal 1999 and 1998, was $.76 and $.78, respectively.

In connection with its initial public offering, the Company issued warrants to purchase 1,000,000 shares of common stock for $6.25 per share, subject to adjustment. The warrants are subject to redemption by the Company at $.05 per warrant if the closing bid price of the common stock averages in excess of $10.00. The warrants expire if unexercised on January 17, 2000.

Information relating to stock options outstanding and stock options exercisable at March 31, 1999 is as follows:

                                         Options Outstanding                    Options Exercisable
                               ----------------------------------------     --------------------------
                                               Weighted       Weighted                       Weighted
                                                Average        Average                       Average
                                 Number        Remaining      Exercise        Number         Exercise
 Range of Exercise Prices       of Shares    Life in Years      Price        of Shares        Price
--------------------------     -----------  ---------------  ----------     -----------     ----------
$.06 ....................         64,644            4.4            .06         64,644            .06
$1.00-$2.19 .............        448,104            8.7           1.18        112,604           1.32
$3.57-$6.75 .............         95,163            6.4           4.06         88,788           3.95
                                 -------        -------        -------        -------        -------

Totals ..................        607,911            7.6           1.51        266,036           1.89
                                 =======        =======        =======        =======        =======

11.     SUBSEQUENT EVENT

In June 1999, the Company received $5,000,000 from Microsoft Corporation for a fully paid, non-exclusive license to a patent owned by the Company.

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


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits

       EXHIBIT
        NUMBER                            DESCRIPTION
     -----------                        ----------------
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

          4.5*****      Common Stock Warrant for Infinium Software, Inc.

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

         10.6*****      Calahan Agreement

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

         10.11*         Form of Basic Service for Software Agreement

         10.12*         Form of Value Added Reseller (Distribution) Agreement

         10.13* Solution Provider Agreement with Microsoft Corporation dated September 23, 1994

         10.14* U.S. Patent and Trademark Office Notice of Allowance (Serial No. 08/162,839 [3/28/94])

         10.15.A****    Lease Agreement dated September 8, 1995, as amended,
                        with G&W Investment Partners

         10.15.B Amendment to Lease Agreement dated March 20, 1999, with G&W Investment Partners

         10.16***       Form of Consulting Partners Agreement

         10.17          Patent License Agreement with Microsoft

         10.18 Amended and Restated Accounts Receivable Purchase Agreement with Silicon Valley Bank

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

           * Incorporated herein by reference from Item 27 of Registrant's Form SB-2.

           ** Incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed on March 11, 1996.

           *** Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1995.

           **** Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1997.

           ***** Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1998.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Timeline, Inc.


                                        By:   /s/ Charles R. Osenbaugh
                                            ------------------------------------
                                                Charles R. Osenbaugh, President

                                        Dated:  June 18, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                           Capacities                        Date
             ---------                           ----------                        ----
                                                  Director
      /s/ Charles R. Osenbaugh                    President                    June 18, 1999
-------------------------------------     Chief Executive Officer
        Charles R. Osenbaugh              Chief Financial Officer
                                               and Treasurer


                                                  Director
       /s/ Frederick W. Dean             Executive Vice President -            June 18, 1999
-------------------------------------            Operations
         Frederick W. Dean


       /s/ Donald K. Babcock                      Director                     June 18, 1999
-------------------------------------
         Donald K. Babcock


        /s/ Kent L. Johnson                       Director                     June 18, 1999
-------------------------------------
          Kent L. Johnson