Form 10-Q
period 1999-06-30
TIMELINE INC
filed 1999-08-13
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999             COMMISSION FILE NUMBER  1-13524


                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


               WASHINGTON                                    91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               OUTSTANDING AT
            CLASS                                              JULY 15, 1999
Common Stock, $.01 Par Value                                     3,223,709


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  JUNE 30, 1999        MARCH 31, 1999
                                                                                 --------------        --------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $      116,233        $       59,453
  Short-term investments                                                              3,799,551                     -
  Accounts receivable (including $165,150 and $195,150 from affiliate),
    net of allowance of $119,173 and $52,010                                            361,552               559,666
  Prepaid expenses and other                                                             58,028                56,888
  Receivables from affiliates                                                            14,853                13,567
  Other Receivable                                                                       87,500                     -
                                                                                 --------------        --------------
      Total current assets                                                            4,437,717               689,574
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,672,597 and $1,624,597                                             334,611               371,850
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $1,116,720 and $1,131,458                                             504,280               628,508
OTHER ASSETS                                                                              2,185                 2,185
                                                                                 --------------        --------------
      Total assets                                                               $    5,278,793        $    1,692,117
                                                                                 ==============        ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $       93,092        $      142,487
  Accrued expenses                                                                      355,441               355,125
  Line of credit                                                                         31,802                23,705
  Deferred revenue                                                                      380,877               418,827
  Current portion of long-term debt                                                           -               132,578
  Current portion of capital leases                                                      10,705                10,705
                                                                                 --------------        --------------
      Total current liabilities                                                         871,917             1,083,427
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                  1,633                 4,309
                                                                                 --------------        --------------
      Total liabilities                                                                 873,550             1,087,736
                                                                                 --------------        --------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                           32,270                31,946
  Additional paid-in capital                                                          8,966,195             9,070,865
  Unearned ESOP shares                                                                        -              (135,417)
  Accumulated deficit                                                                (4,593,222)           (8,363,013)
                                                                                 --------------        --------------
      Total stockholders' equity                                                      4,405,243               604,381
                                                                                 --------------        --------------
      Total liabilities and stockholders' equity                                 $    5,278,793        $    1,692,117
                                                                                 ==============        ==============


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                      1999                  1998
                                                                  -----------           -----------
REVENUES:
  Software license                                                $ 5,076,656           $   847,810
  Maintenance                                                         205,069               186,228
  Consulting and other                                                206,519               165,672
                                                                  -----------           -----------
      Total revenues                                                5,488,244             1,199,710

COST OF REVENUES:                                                     390,537               239,896
                                                                  -----------           -----------
      Gross profit                                                  5,097,707               959,814
                                                                  -----------           -----------

OPERATING EXPENSES:
  Sales and marketing                                                 246,200               169,962
  Research and development                                            307,180               182,171
  General and administrative                                          719,446               434,629
  Depreciation                                                         48,000                35,941
                                                                  -----------           -----------
      Total operating expenses                                      1,320,826               822,703
                                                                  -----------           -----------
      Income from operations                                        3,776,881               137,111

OTHER INCOME (EXPENSE):
  Interest income                                                         961                   980
  Interest expense                                                     (8,051)              (22,043)
                                                                  -----------           -----------
      Net income                                                  $ 3,769,791           $   116,048
                                                                  ===========           ===========

Basic net income per common share                                 $      1.19           $      0.04
                                                                  ===========           ===========
Diluted net income per common and
  common equivalent share                                         $      1.17           $      0.03
                                                                  ===========           ===========

Shares used in calculation of basic earnings per share              3,159,432             3,163,886
                                                                  ===========           ===========
Shares used in calculation of diluted earnings per share            3,221,099             3,323,054
                                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                               1999                  1998
                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                $ 4,025,666           $ 1,029,411
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (13,261)              (22,010)
  Capitalized software costs                                   (30,857)             (104,579)
  Purchase of Short-Term investments                        (3,799,551)                    -
                                                           -----------           -----------
      Net cash used in investing activities                 (3,843,669)             (126,589)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                        -                     -
  Borrowings under line of credit                              287,012                64,892
  Payments on notes payable                                   (132,578)              (48,056)
  Payments on line of credit                                  (278,915)             (211,764)
  Payments on capital lease obligations                         (2,676)               (2,677)
  Proceeds from exercise of common stock options                 1,940                   374
                                                           -----------           -----------
      Net cash used in financing activities                   (125,217)             (197,231)
                                                           -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       56,780               705,591
CASH AND CASH EQUIVALENTS,  beginning of period                 59,453                59,022
                                                           -----------           -----------

CASH AND CASH EQUIVALENTS,  end of period                  $   116,233           $   764,613
                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for -
    Interest                                               $    11,886           $    39,838
    Income taxes                                                     -                     -


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999


1.    INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1999, previously reported.

2.    SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1999 to June 30, 1999 were as follows:

      Shareholders' equity, March 31, 1999          $  604,381
      Exercise of common stock options                  31,071
      Net income                                     3,769,791
                                                    ----------

      Shareholders' equity, June 30, 1999           $4,405,243
                                                    ==========

3.    NET INCOME PER COMMON SHARE

Basic net income per share is the net income divided by the average number of shares outstanding during the year. Diluted net income per share is calculated as the net income divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). Shares in the Employee Stock Ownership Plan, which were not committed to be released to plan participants as of the quarter ended June 30, 1998, totaling 50,736 shares, are not considered outstanding for the earnings per share calculation.

The computation of diluted net income per common and common equivalent share is as follows for the quarters ended June 30:

                                                                                   1999                  1998
                                                                                -----------           -----------
      Net income                                                                $ 3,769,791           $   116,048
                                                                                -----------           -----------

      Weighted average common shares outstanding                                  3,159,432             3,163,886
      Plus:  dilutive options and warrants                                          781,822               629,144
      Less:  shares assumed repurchased with proceeds from exercise                (720,155)             (469,976)
                                                                                -----------           -----------

      Weighted average common and common equivalent shares outstanding            3,221,099             3,323,054
                                                                                ===========           ===========
      Diluted net income per common and common equivalent shares                $      1.17           $      0.03
                                                                                ===========           ===========

4.    LITIGATION

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc. In July 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Broadbase, Inc. These actions seek monetary damages and an injunction against each defendant from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

In July 1999, the Company settled a securities lawsuit filed in May 1998, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County, in which the Company, certain of its directors, former directors and officers, were named as defendants. The total amount of the settlement did not exceed the amount of reserves previously accrued.

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit.

In July 1999, the Company voluntarily dismissed without prejudice a lawsuit filed against Clarus Corporation in October 1998, in the US Federal District Court for Western Washington. This action sought monetary damages and an injunction against the defendant from unauthorized licensing of certain products that Timeline believed infringed on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. The Company determined there was not sufficient sales revenue generated by the product which was subject of this dispute to justify further expenditures on this lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "could," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Forms SB-2 and S-3, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


RESULTS OF OPERATIONS

REVENUES

                                        Three Months Ended June 30,
                                       1999                     1998          Change
      -------------------------------------------------------------------------------
      (Dollars in Thousands)

      Software license                5,077                      848            500%
      Maintenance                       205                      186             10%
      Consulting                        206                      166             25%
                                      ------------------------------
      Total Revenues                  5,488                    1,200            357%
      -------------------------------------------------------------------------------

Software license revenue for the quarter ended June 30, 1999 includes a one-time license fee from Microsoft Corporation of $5,000,000. While license revenue for the quarter ended June 30, 1998 also included a one-time license fee, in this case from Seagate Software, Inc., the amount of the Microsoft license fee was far more substantial and represents the entire increase in license revenue between the periods. Other than the Microsoft license fee, license revenue was substantially lower in the first quarter of fiscal 2000 than in the comparable quarter of fiscal 1999. This is due in large part to the decrease in license revenue experienced by the Company's distribution partners, which management believes to be the result of concerns of potential licensees of issues relating to the Year 2000 problems. Management expects this weakness to continue through calendar 1999.*

Maintenance revenue increased 10% for the first quarter of fiscal 2000 over fiscal 1999. The increase in maintenance revenue is due to the movement of new licensees through the installation process and to maintenance and support relationships with the Company. The Company continues to experience attrition in renewals of maintenance contracts for its more complex Microsoft NT-based product lines and reductions in maintenance revenue from its Digital VAX-based accounting systems; i.e. those product lines no longer being actively marketed. Management believes that the resulting decreases in maintenance and consulting revenues from these product lines will be offset by increased demand attributable to the Company's current activities.* Nevertheless, future comparative statements between fiscal quarters may show mixed results for the rest of fiscal 2000 dependant upon the timing of new licenses and the expiration of existing maintenance agreements.*

Consulting fees increased 25% for the first quarter of fiscal 2000 over fiscal 1999. The Company experienced substantial downsizing during several years prior to fiscal 2000. However, as finances improved, the Company has gradually increased the number of employees dedicated to providing consulting services. This staffing increase and new license sales during fiscal 1999, which generate consulting business, combined to increase consulting revenue for the quarter ended June 30, 1999.

GROSS MARGIN

                                                           Three Months Ended June 30,
                                                           1999                  1998                Change
      -------------------------------------------------------------------------------------------------------
      (Dollars in Thousands)

      Gross profit                                         5,098                 960                  431%
      Percentage of revenues                                93%                  80%
      -------------------------------------------------------------------------------------------------------

The Company's gross margin varies in part depending upon the mix of higher-margin software licenses and lower-margin consulting and maintenance revenue, which is labor intensive. A significantly higher proportionate share of gross revenue in the quarter ending June 30, 1999 consisted of software license revenue when compared to the same quarter in fiscal 1999. This increase was primarily due to a large, one-time license fee which resulted in a substantial increase in gross profits as a percentage of revenue.

SALES AND MARKETING

                                                            Three Months Ended June 30,
                                                            1999                  1998           Change
      --------------------------------------------------------------------------------------------------
      (Dollars in Thousands)

      Sales and marketing                                    246                   170            45%
      Percentage of revenues                                   4%                   14%
      --------------------------------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts increased by 45% between the periods ended June 30, 1999 and June 30, 1998. This reflects both a higher number of employees in the sales and marketing department and higher compensation, some of which was paid as bonuses or commissions based upon increased results.

Sales and marketing expenses as a percentage of revenues decreased substantially due to the higher sales revenue. The Company anticipates actual costs of sales and marketing to remain at higher levels throughout fiscal 2000 than during fiscal 1999 based upon the increased staffing levels, which are not expected to change significantly in the near term.* However, such costs as a percentage of revenue may vary widely based upon the level of gross revenue in each quarter.*

RESEARCH AND DEVELOPMENT

                                                           Three Months Ended June 30,
                                                           1999                  1998                Change
      ------------------------------------------------------------------------------------------------------
      (Dollars in Thousands)

      Research & development                                307                  182                   69%
      Percentage of revenues                                6%                   15%
      ------------------------------------------------------------------------------------------------------

Research and development expenses increased during the quarter ended June 30, 1999 in actual dollar amounts by 69% over the period ended June 30, 1998. Approximately $103,000, or 82% of the $125,000 increase in expense, is due to a reduced level of capitalized software development costs in fiscal 2000 compared to the fiscal 1999 quarter. The balance of the increase is due in part to a higher number of employees dedicated to such efforts.

Research and development expenses during the quarters ended June 30, 1999 and June 30, 1998 were primarily attributable to the enhancement of the functionality of the current product lines and to integration of the Company's products with various accounting packages. Management anticipates such efforts will continue throughout the remainder of the fiscal year.* Consequently, management believes research and development expenses will continue to increase slightly over comparable periods of fiscal 1999.*

GENERAL AND ADMINISTRATIVE

                                                           Three Months Ended June 30,
                                                           1999                  1998                Change
      ------------------------------------------------------------------------------------------------------
      (Dollars in Thousands)

      General & administrative                              719                  435                   65%
      Percentage of revenues                                13%                  36%
      ------------------------------------------------------------------------------------------------------

General and administrative expenses increased substantially between the comparable three-month periods ended June 30, 1999 and June 30, 1998. The majority of this increase reflects a one-time discretionary bonus awarded to Charles R. Osenbaugh by the Board of Directors based upon results for the quarter.

Except for attorneys and expert witness fees associated with certain ongoing and anticipated patent licensing and enforcement actions, management expects general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2000 at levels similar to those experienced in fiscal 1999.* Due to the uncertainties associated with patent litigation and negotiations, it is hard to estimate the level of litigation expenses on an ongoing basis. Management anticipates, based upon the current level of activity, that litigation expenses may substantially exceed $100,000 per quarter until the trials currently scheduled for July 2000 and December 2000 are either completed or settled.*

Depreciation expense increased in the quarter ended June 30, 1999 to $48,000 from $36,000 in the quarter ended June 30, 1998.

INCOME TAX

Income taxes are provided in the statement of operations in accordance with the asset and liability method. The Company has determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded. This valuation allowance was reduced by approximately $1,280,000 during the quarter ended June 30, 1999.

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, the Company does not expect this to be a factor in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at June 30, 1999 stood at approximately $3,916,000 compared to approximately $59,000 at March 30, 1999. The increase in cash is attributable to a substantial one-time patent license fee received during the quarter. Total obligations, excluding deferred income items, totaled approximately $493,000 at June 30, 1999 as compared to approximately $669,000 at March 31, 1999. The March 31, 1999 obligations include a corporate guarantee of a $104,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note was fully paid prior to June 30, 1999.

Net cash generated in operating activities was $4,026,000 in the quarter ended June 30, 1999. This was primarily due to the Company generating net income offset by payment of current and long-term liabilities. The Company used $3,844,000 for investing activities and $125,000 for financing activities.

Based on current cash and cash equivalent balances, the Company believes it has adequate resources to fund operations during fiscal 2000.*

At June 30, 1999, the outstanding balance on the Company's line of credit facility was $31,802. Timeline has a bank line of credit of up to $500,000 secured by qualified accounts receivable. As of June 30, 1999, the Company had approximately $202,000 available on this line of credit, based upon qualified accounts receivable.


OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of the Company's products, the ability of the Company to integrate its products with those of its third-party distributors and licensees, the ability of the Company to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, issues relating to the Year 2000 problem including the impact on new sales and licensing agreements, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.**

YEAR 2000 COMPLIANCE

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

      2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1 and the upgrade of the VAX to V7.1 is scheduled to be completed by September 30, 1999. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/ index.html. The BASIC compiler and the C Compiler that is used for maintenance of the Company's VMS products will be upgraded during the third quarter of calendar 1999.*

      3. PC hardware. The Company has less than 75 PC's in use and estimates that fewer than 25% of those will need upgrades to be compliant. This upgrade project is expected to be completed by September 30, 1999.*

      4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. The number of these products is estimated to be fewer than ten, and assessment of the products for Year 2000 compliance is scheduled to be completed by September 30, 1999.

      5. A listing of printers, modems and other computer hardware has been assembled, reviewed and is being assessed for Year 2000 compliance. After the review is completed, a determination will be made regarding the need to upgrade or replace the various hardware products.

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

      (1)Designed to be Y2K compliant, but no testing performed. Upgrade recommended to Financial Analytics

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

      The Company estimates that the cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. Although future expenses are not known at this time, the Company believes they will not be material.*

      The Company estimates that it has completed approximately 75% of its Year 2000 Plan regarding Internal Matters. The Internal Matter review process is planned for completion by the end of the September 1999.*

      EXTERNAL MATTERS. The Company has commenced a review of External Matters which are outside the Company's control and influence. This process consists of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance has been received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. Additional vendors and suppliers may be added if further analysis determines the impact on the Company would be material in the event of a Year 2000 compliance failure. The Company will be contacting its third-party alliance partners with regard to their Year 2000 compliance status and any compatibility issues that may arise.*

      A contingency plan for External Matters has not yet been completed and there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company. The Company anticipates completion of this process by September 30, 1999.**

      The Company estimates that it has completed approximately 70% of its Year 2000 plan for External Matters. To date, it has incurred expenses of less than $15,000, and anticipates future direct costs to be no more than an additional $20,000.*

      Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its re-testing of its software products indicate Year 2000 processing problems, or if upgrades to internal computer hardware and software are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.**

                          PART II. - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc. In July 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Broadbase, Inc. These actions seek monetary damages and an injunction against each defendant from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

In July 1999, the Company settled a securities lawsuit filed in May 1998, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County, in which the Company, certain of its directors, former directors and officers, were named as defendants. The total amount of the settlement did not exceed the amount of reserves previously accrued.

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit.

In July 1999, the Company voluntarily dismissed without prejudice a lawsuit filed against Clarus Corporation in October 1998, in the US Federal District Court for Western Washington. This action sought monetary damages and an injunction against the defendant from unauthorized licensing of certain products that Timeline believed infringed on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. The Company determined there was not sufficient sales revenue generated by the product which was subject of this dispute to justify further expenditures on this lawsuit.*

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In June, 1999, the Company issues 32,322 shares of Common Stock upon exercise of a warrant at $.06 per share. The warrant was previously granted in 1993 and was issued in reliance on Rule 701 under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Timeline, Inc.
                                            (Registrant)

Date:  August 12, 1999                 By:    /s/ Charles R. Osenbaugh
                                            ------------------------------------
                                              Charles R. Osenbaugh
                                              President/Chief Financial Officer


                                              Signed on behalf of registrant and
                                              as principal financial officer.

                                 EXHIBITS INDEX


EXHIBIT
 NUMBER                   DESCRIPTION
-------                   -----------

  27.1              Financial Data Schedule