Form 10QSB
period 1999-09-30
TIMELINE INC
filed 1999-11-12
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                          91-1590734
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

                                                             OUTSTANDING AT
           CLASS                                            OCTOBER 15, 1999
Common Stock, $.01 Par Value                                   3,223,709



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            SEPTEMBER 30, 1999     MARCH 31, 1999
                                                            ------------------     --------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $    26,199         $    59,453
  Short-term investments                                          3,615,859                  --
  Short-term restricted investments                                 638,000                  --
  Accounts receivable, net of allowance
    of $125,538 and $52,010                                         377,907             559,666
  Prepaid expenses and other                                         33,008              56,888
  Receivable from related parties                                     5,364              13,567
                                                                -----------         -----------
      Total current assets                                        4,696,337             689,574
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of  $1,708,984 and $1,624,597                        307,526             371,850
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of  $1,172,139 and $1,131,458                        701,614             628,508
OTHER ASSETS                                                          2,185               2,185
                                                                -----------         -----------
      Total assets                                              $ 5,707,662         $ 1,692,117
                                                                ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $   245,338         $   142,487
  Accrued expenses                                                  360,427             355,125
  Notes payable/Line of credit                                       13,004              23,705
  Deferred revenue                                                  363,976             418,827
  Current portion of long-term debt                                      --             132,578
  Current portion of capital leases                                   9,662              10,705
                                                                -----------         -----------
      Total current liabilities                                     992,407           1,083,427
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                 --               4,309
                                                                -----------         -----------
      Total liabilities                                             992,407           1,087,736
                                                                -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                       32,270              31,946
  Additional paid-in capital                                      8,966,195           9,070,865
  Other comprehensive income                                        246,000                  --
  Unearned ESOP shares                                                   --            (135,417)
  Accumulated deficit                                            (4,529,210)         (8,363,013)
                                                                -----------         -----------
      Total stockholders' equity                                  4,715,255             604,381
                                                                -----------         -----------
      Total liabilities and stockholders' equity                $ 5,707,662         $ 1,692,117
                                                                ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                 1999              1998              1999              1998
                                             -------------     -------------     -------------     -------------
REVENUES:
  Software license                            $   723,957       $   400,717       $ 5,800,612       $ 1,246,854
  Software development                             22,313            25,200            22,313            26,873
  Maintenance                                     225,406           210,576           430,474           396,804
  Consulting and other                            217,494           165,560           424,013           331,233
                                              -----------       -----------       -----------       -----------
      Total revenues                            1,189,170           802,053         6,677,412         2,001,764

COST OF REVENUES:                                 251,956           220,726           642,493           460,622
                                              -----------       -----------       -----------       -----------
      Gross profit                                937,214           581,327         6,034,919         1,541,142
                                              -----------       -----------       -----------       -----------

OPERATING EXPENSES:
  Sales and marketing                             133,857           102,145           380,057           272,107
  Research and development                        304,429           182,075           611,610           364,245
  General and administrative                      459,798           256,527         1,179,244           691,156
  Depreciation                                     42,775            64,268            90,775           100,209
                                              -----------       -----------       -----------       -----------
      Total operating expenses                    940,859           605,015         2,261,686         1,427,717
                                              -----------       -----------       -----------       -----------
      Income (loss) from operations                (3,645)          (23,688)        3,773,233           113,425
                                              -----------       -----------       -----------       -----------


OTHER INCOME (EXPENSE):
  Interest income                                  42,805             7,358            43,766             8,337
  Other income                                     40,000                --            40,000
  Interest expense                                (15,146)          (18,598)          (23,196)          (40,641)
                                              -----------       -----------       -----------       -----------
     Total other income (expense)                  67,659           (11,240)           60,570           (32,304)
                                              -----------       -----------       -----------       -----------

      Net income (loss)                       $    64,014       $   (34,928)      $ 3,833,803       $    81,121
                                              ===========       ===========       ===========       ===========

Basic net income (loss) per common share      $      0.02       $     (0.01)      $      1.19       $      0.03
                                              ===========       ===========       ===========       ===========
Diluted net income (loss) per common and
  common equivalent share                     $      0.02       $     (0.01)      $      1.10       $      0.02
                                              ===========       ===========       ===========       ===========

Shares used in calculation of basic
  earnings per share                            3,223,709         3,215,178         3,212,935         3,215,178
                                              ===========       ===========       ===========       ===========
Shares used in calculation of diluted
  earnings per share                            3,617,587         3,215,178         3,483,865         3,257,310
                                              ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                               1999              1998
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operations                           $ 4,282,638       $   806,524
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (27,065)          (50,165)
  Capitalized software costs                                   (158,607)         (245,845)
  Purchase of short-term investments                         (4,432,859)               --
  Proceeds from sale of short-term investments                  425,000                --
  Proceeds from note receivable                                   8,204                --
                                                            -----------       -----------
      Net cash used in investing activities                  (4,185,327)         (296,010)
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                               287,012            64,892
  Payments on long-term debt                                   (122,916)          (96,800)
  Payments on line of credit                                   (310,717)         (211,764)
  Payments on capital lease obligations                         (15,014)           (5,353)
  Proceeds from exercise of common stock options                 31,070                --
                                                            -----------       -----------
      Net cash used in financing activities                    (130,565)         (249,025)
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (33,254)          261,489
CASH AND CASH EQUIVALENTS,  beginning of period                  59,453            59,022
                                                            -----------       -----------

CASH AND CASH EQUIVALENTS,  end of period                   $    26,199       $   320,511
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                $    20,199       $    52,860
    Income taxes                                                     --                --

Non-Cash Transactions
  Offset of accounts receivable for purchased software          125,000                --
  Retirement of unallocated ESOP shares                         135,417                --

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999


1.       INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month and six-month periods ended September 30, 1999 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1999, previously reported.

2.      SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1999 to September 30, 1999 were as follows:

        Shareholders' equity, March 31, 1999                  $  604,381
        Exercise of common stock options                          31,071
        Other comprehensive income - unrealized gain on
           available-for-sale securities                         246,000
        Net income                                             3,833,803
                                                              ----------

        Shareholders' equity, September 30, 1999              $4,715,255
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

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and six-month periods ended September 30:

                                                 Three Months Ended                   Six Months Ended
                                           September 30,     September 30,     September 30,     September 30,
                                               1999              1998              1999              1998
                                           -------------     -------------     -------------     -------------
Net income (loss)                           $    64,014       $   (34,928)      $ 3,833,803       $    81,121
                                            -----------       -----------       -----------       -----------

Weighted average common shares
outstanding                                   3,223,709         3,215,178         3,212,935         3,215,178
Plus: dilutive options and warrants             862,676                --           788,072           324,644
Less: shares assumed repurchased
    with proceeds from exercise                (468,798)               --          (517,142)         (282,512)
                                            -----------       -----------       -----------       -----------
Weighted average common and common
    equivalent shares outstanding             3,617,587         3,215,178         3,483,865         3,257,310
                                            ===========       ===========       ===========       ===========

Diluted net income (loss) per
    common and common equivalent share      $      0.02       $     (0.01)      $      1.10       $      0.02
                                            ===========       ===========       ===========       ===========

4.      LITIGATION

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's patent rights under U.S. Patent #5,802,511. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

In July 1999, the Company settled a securities lawsuit filed in May 1998, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County, in which the Company, certain of its directors, former directors and officers, were named as defendants. The total amount of the settlement did not exceed the amount of reserves previously accrued.

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

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. in the U.S. Federal District Court for Western Washington. Under the agreement reached between the parties, Broadbase has licensed the Timeline technology covered under U.S. Patent #5,802,511 for a license fee of $602,000, of which $210,000 was cash and the remainder was restricted stock. An additional $40,000 in cash was received from Broadbase and was recorded as other income. The 40,000 shares of Broadbase restricted common stock was recorded at a value of $9.80 per share as of the date of the licensing agreement. At September 30, 1999 the reported value of Broadbase's publicly traded common stock had increased to $15.93 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "could", "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK (*) AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS (**). HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-KSB and 10-QSB, and the Company's registration statements on Forms SB-2 and S-3, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


RESULTS OF OPERATIONS

REVENUES

                                Three Months Ended                     Six Months Ended
                                   September 30,                        September 30,
                                 1999        1998       Change         1999        1998       Change
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Software license                   724         401          81%        5,801       1,247         365%
Software development                22          25         (12%)          22          27         (19%)
Maintenance                        225         211           7%          430         397           8%
Consulting and Other               218         165          32%          424         331          28%
                                ------      ------                    ------      ------
Revenues                         1,189         802          48%        6,677       2,002         234%
----------------------------------------------------------------------------------------------------

Total operating revenues increase by 48% to approximately $1,189,0000 for the three months ended September 30, 1999 compared to September 30, 1998 operating revenue of approximately $802,000. For the six-month periods ended September 30, 1999 compared to September 30, 1998, total revenues were up 234% from approximately $2,002,000 to approximately $6,677,000. Software license fees showed the most dramatic growth in both the comparative quarter and six-month revenue numbers due to a significant fee from licensing of rights under US Patent No. 5,802,511 (the `511 Patent) in each of the first two quarters of fiscal 2000. There were no such license fees in the fiscal 1999 quarters as the patent was issued effective September 1, 1998. Due to the nature of patent licensing, it is virtually impossible to predict the timing or amount of further licensing of the `511 Patent, if any. The Company is currently in litigation with Sagent Technologies, Inc. wherein the Company has alleged certain of Sagent's products infringe the `511 Patent. Management believes this litigation will be viewed as a test case of the validity of the `511 Patent as Sagent is vigorously defending against the Company's allegations on a number of grounds, including that the `511 Patent is invalid due to material prior art.* The Company's other software license fees, not related to the `511 Patent, continue to be low, due in large part to the decrease in license revenue experienced by the Company's distribution partners. Management believes this is attributable to an industry-wide weakness as the result of Year 2000 concerns.*

Development fee revenue of $22,000 and $25,000 in the quarters ended September 30, 1999 and 1998, respectively, and $22,000 and $27,000 for the six month periods ended September 30, 1999 and 1998, respectively, was not significantly different. Maintenance revenue continued to show modest growth in both the comparable six-month periods, up 8% from $397,000 in 1998 to $430,000 in 1999, and three-month periods, up 7% from $211,000 in 1998 to $225,000 in 1999. This reflects the continued increase in maintenance revenue from the Company's product series based on Microsoft Corporation's operating systems, more than offsetting decreasing maintenance fees from licensees of Timeline's older VAX-based product line.

Consulting and other revenue increased 32%, from $165,000 to $218,000, and 28%, from $331,000 to $424,000, in the comparable quarters and six-month periods, respectively. This increase is reflective of a more seasoned staff in consulting able to handle more projects. The Company believes consulting revenue growth will be moderate at best in the short term as it does not currently have plans to increase the headcount in consulting, and because consulting projects are generated through new license sales which are expected to be weak through the end of calendar 1999.*

GROSS MARGIN

                                Three Months Ended                      Six Months Ended
                                    September 30,                         September 30,
                                 1999         1998        Change        1999         1998        Change
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                       937          581           61%       6,035        1,541          292%
Percentage of
operating revenues                  79%          72%                       90%          77%
-------------------------------------------------------------------------------------------------------

The positive change in the Company's gross margin as a percentage of gross revenue is due in large part to changes in the mix of higher-margin software and patent licenses, and lower margin consulting and maintenance revenue which is labor intensive. A significantly higher proportionate share of revenue in the periods ended September 30, 1999 consisted of software and patent license revenue when compared to the same periods in fiscal 1999. Amortization of capitalized software development costs for the three and six-month periods of fiscal 2000 was $55,000 and $211,000 respectively, compared with $76,000 and $130,000 for the three and six-month periods of fiscal 1999, respectively. During the quarter ended September 30, 1999, the Company acquired certain software source code from a distributor, Analyst Financials Limited. The Company has a 12.84% ownership interest in Analyst Financials Limited. This cost, along with normal capitalized software costs during the quarter, caused capitalized software costs for the quarter to total $253,000. Consequently, amortization in future quarters will increase over that experienced in the quarter ended September 30, 1999.

SALES AND MARKETING EXPENSE

                                 Three Months Ended                     Six Months Ended
                                    September 30,                         September 30,
                                 1999         1998        Change        1999         1998        Change
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                134          102           31%         380          272           40%
Percentage of
operating revenues                  11%          13%                        6%          14%
-------------------------------------------------------------------------------------------------------

Sales and marketing expenses as a percentage of gross revenue decreased from 13% to 11% for the three months ended September 1998 and 1999, and from 14% to 6% for the six months ended September 1998 and 1999. The decrease as a percentage of operating revenue reflects higher revenue numbers as between the periods. However, in actual dollar amounts, these costs increased between the periods due to an increase in personnel and commissions and bonuses related to increased patent license revenue. Management believes actual dollar amounts and percentage of revenue comparisons may vary in future quarters based upon the volume of sales from quarter to quarter.*

RESEARCH AND DEVELOPMENT EXPENSE

                                 Three Months Ended                     Six Months Ended
                                    September 30,                         September 30,
                                 1999         1998        Change        1999         1998        Change
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development             304          182           67%         612          364           68%
Percentage of
operating revenues                  26%          23%                        9%          18%
-------------------------------------------------------------------------------------------------------

The Company previously made a strategic decision not to undertake any research and development on new products unless directly related to its third-party alliance relationships and better serving the needs of its distributors' end-user community. Accordingly, research and development expenses during the periods ended September 30, 1999 and 1998 were attributable solely to making certain software enhancements to meet the particular needs of its distributors and to integrate the Company's products with the accounting package(s) of the various vendors. The increases in the quarter and six-month periods ending September 30, 1999 over the quarter and six-month periods ending September 30, 1998 are due to a significant shift of work effort towards maintenance and upgrades of software which is currently expensed. For the three and six month periods ended September 30, 1998, a large portion of the staff's efforts was in the area of new products which were capitalized for future amortization. There was only a modest increase in staffing between the periods.

Management believes the actual dollar amount of research and development expenses will increase in future quarters. The Company has hired additional personnel in this area during the period ended September 30, 1999 and expects to hire additional personnel in future quarters to meet the demand generated by the Company's success in entering into distribution and private label agreements with various accounting vendors.**

GENERAL AND ADMINISTRATIVE EXPENSE

                                 Three Months Ended                     Six Months Ended
                                    September 30,                         September 30,
                                 1999         1998        Change        1999         1998        Change
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

General & administrative           460          257           79%       1,179          691           71%
Percentage of
operating revenues                  39%          32%                       18%          35%
-------------------------------------------------------------------------------------------------------

General and administrative expenses increased 79% and 71%, respectively, between the comparable three-month and six-month periods ended September 30, 1999 and September 30, 1998. This increase is a direct result of substantially increased attorneys' fees associated with the Company's patent litigation and its litigation with Microsoft, increased compensation levels of key personnel reflecting bonuses paid in the quarter ended June 30, 1999, and general inflation in wages due to the highly competitive labor market in the software industry. The reduction in the percent of revenues for the comparative six month periods is due to the significant revenue generated through licensing of the patented technology. Management believes that general and administrative expenses should remain relatively stable over the next several quarters.* This will continue to include substantial legal fees to pursue enforcement of its recently granted patent rights and in defense of the lawsuit filed against the Company by Microsoft.*

INCOME TAX

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

In connection with the Company's initial public offering in January 1995, the Company experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, the Company does not expect this to be a factor in fiscal 2000.*


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalent and short-term investment balances at September 30, 1999 stood at approximately $4,280,000 compared to approximately $59,000 at March 30, 1999. The increase in cash is attributable to two substantial one-time patent license fees received during the six months ended September 30, 1999. Total obligations, excluding deferred income items, were approximately $628,000 at September 30, 1999 as compared to approximately $669,000 at March 31, 1999. The March 31, 1999 obligations include a corporate guarantee of a $104,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note was fully paid prior to June 30, 1999.

Net cash generated in operating activities was approximately $4,283,000 in the six-month period ended September 30, 1999. This was primarily due to the Company generating net income offset by payment of current liabilities. The Company used approximately $4,185,000 for investing activities of which $4,008,000, net of sales of those securities, was invested in short-term securities and approximately $131,000 for financing activities.

The Company has $638,000 of investments in Broadbase Information Systems securities which are restricted for a period of one year from the time received or September 2000.

Based on current cash and cash equivalent balances, the Company believes it has adequate resources to fund operations during fiscal 2000.*

At September 30, 1999, there was no outstanding balance on the Company's line of credit facility. Timeline has a bank line of credit of up to $500,000 secured by qualified accounts receivable. As of September 30, 1999, the Company had approximately $400,000 available on this line of credit, based upon qualified accounts receivable.


OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of the Company's products, the ability of the Company to integrate its products with those of its third-party distributors and licensees, the ability of the Company to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the highly competitive labor market in the software industry, the outcome and costs of the litigation involving Microsoft Corporation and of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, issues relating to the Year 2000 problem including the impact on new sales and licensing agreements, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.**

YEAR 2000 COMPLIANCE

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

Computer Hardware and Software:

1. The Y2K compliance status of the Microsoft products used by the Company is found at http://www.microsoft.com/technet/topics/year2k/default.html. All products used by the Company are deemed compliant by Microsoft with one exception. Microsoft Access 2.0 requires an update be applied in order to pass Microsoft's Y2K compliance test. However, the Company's use of Access
    2.0 as required for its Financial Server products has been tested and it is the Company's belief that Financial Server using Access 2.0 is Y2K compliant.

2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/index.html. The upgrade of the VAX, BASIC compiler and the C Compiler will be completed in November 1999.*

3. PC hardware. The Company has less than 75 PC's in use and estimates that fewer than 25% of those will need upgrades to be compliant. This upgrade project is substantially completed.

4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. While the Company intends to continue its efforts to identify such products, the review of the products identified to date is completed*.

5. An assessment of printers, modems and other computer hardware has been completed.

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

        (1)Designed to be Y2K compliant, but no testing performed. Upgrade recommended to Financial Analytics

The Company recognizes that certain customers may have made custom, site-specific changes to software provided by the Company. The Company cannot assess the number or nature of such customizations nor their Y2K compliance. To the extent the customization work was performed by the Company, customers may request a review and, if possible, an upgrade to the customization on a time and materials basis. While the Company's above-listed products have been released as Year 2000 compliant, certain customers have not yet upgraded to these versions. The Company believes that its internal systems, products and services are currently Year 2000 compliant and a re-testing of the current release of the software has been substantially completed and has revealed no Year 2000 compliance issues. However, there can be no assurances that the Company's products and systems contain all necessary date codes. In addition, there can be no guarantee that the systems of other companies on which the Company relies or with whom it does business will be Year 2000 compliant and would not have an adverse effect on the Company's business.*

Timeline makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software, services protocols, data, interfaces to third party systems, or user-customized functions or features that may be used with Timeline software other than those Company products discussed above. The Company does not plan to test any products other than the current version and will not provide Year 2000 support for any products other than those identified on the list. The information contained on the list is based on data available to the Company at the time of its preparation. From time to time, Timeline may change the information on the list without notice to the customer.

The Company estimates that the cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. Although future expenses are not known at this time, the Company believes they will not be material.*

The Company estimates that it has completed approximately 95% of its Year 2000 Plan regarding Internal Matters.

EXTERNAL MATTERS. The Company has commenced a review of External Matters which are outside the Company's control and influence. This process consists of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance has been received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. Additional vendors and suppliers may be added if further analysis determines the impact on the Company would be material in the event of a Year 2000 compliance failure. The Company will continue to monitor its third-party alliance partners with regard to their Year 2000 compliance status and any compatibility issues that may arise.*

Although there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company, the Company believes it has adequate contingency planning in place to mitigate any such adverse impact.

The Company estimates that it has completed approximately 95% of its Year 2000 plan for External Matters. To date, it has incurred expenses of less than $15,000, and anticipates future direct costs to be no more than an additional $20,000.*

Although the Company believes that it has an effective plan in place that will resolve any Year 2000 issues in a timely manner, the Company may be adversely impacted by Year 2000 issues if its re-testing of its software products indicate Year 2000 processing problems, or if upgrades to internal computer hardware and software are not completed on schedule. In the event that third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.**

                          PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

        In July 1999, the Company settled a securities lawsuit filed in May 1998, Tennant v. Timeline, Inc., et al., Case No. 9805-03737, in the Circuit Court of the State of Oregon for Multnomah County, in which the Company, certain of its directors, former directors and officers, were named as defendants. The total amount of the settlement did not exceed the amount of reserves previously accrued.

        In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit.*

        In July 1999, the Company voluntarily dismissed without prejudice a lawsuit filed against Clarus Corporation in October 1998, in the US Federal District Court for Western Washington. This action sought monetary damages and an injunction against the defendant from unauthorized licensing of certain products that Timeline believed infringed on Timeline's U.S. Patent rights under U.S. Patent #5,802,511. The Company determined there was not sufficient sales revenue generated by the product which was subject of this dispute to justify further expenditures on this lawsuit.

        In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. in the U.S. Federal District Court for Western Washington. Under the agreement reached between the parties, Broadbase has licensed the Timeline technology covered under U.S. Patent #5,802,511.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on July 29, 1999, one director nominee was duly elected on the following vote:

                                      Affirmative Votes           Votes Withheld
                                      -----------------           --------------
           Charles R. Osenbaugh           2,779,901                   27,800

           In addition, the shareholders were also asked to approve an amendment to the company's 1994 Stock Option Plan and Directors' Nonqualified Stock Option Plan which would increase the number of shares authorized for issuance under such plans from a total of 400,000 shares to 475,000 shares. The amendment was approved on the following vote:

             Affirmative Votes            Negative Votes             Abstentions
             -----------------            --------------             -----------
                 2,757,670                    18,350                    28,750

           A third proposal, the ratification of Arthur Andersen LLP as the Company's independent auditors for the year ending March 31, 2000 was voted on and approved at the Company's Annual Meeting on the following vote:

             Affirmative Votes            Negative Votes             Abstentions
             -----------------            --------------             -----------
                 2,776,051                     900                      30,750


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)    Exhibits

                  10.1    License Agreement with Broadbase Information Systems,
                          Inc.

                  27.1    Financial Data Schedule

           (b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Timeline, Inc.
                                        (Registrant)

Date:   November 9, 1999                By:     /s/ Charles R. Osenbaugh
                                          --------------------------------------
                                        Charles R. Osenbaugh
                                        President/Chief Financial Officer


                                        Signed on behalf of registrant and
                                        as principal financial officer.

                                 EXHIBITS INDEX


       EXHIBIT
        NUMBER                              DESCRIPTION
        ------                              -----------

         10.1         License Agreement with Broadbase Information Systems, Inc.

         27.1         Financial Data Schedule