Form 10QSB
period 1999-12-31
TIMELINE INC
filed 2000-02-14
CIK 909736

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1999         COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


          WASHINGTON                                    91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              OUTSTANDING AT
        CLASS                                                JANUARY 15, 2000
Common Stock, $.01 Par Value                                    3,223,709



===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                            DECEMBER 31, 1999   MARCH 31, 1999
                                                            -----------------   ---------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 2,248,085       $    59,453
  Marketable securities - trading                                  788,770                 -
  Short-term restricted investments                              4,500,000                 -
  Accounts receivable, net of allowance
    of $133,701 and $52,010                                        531,627           559,666
  Prepaid expenses and other                                         7,948            56,888
  Receivable from related parties                                    1,249            13,567
                                                               -----------       -----------
      Total current assets                                       8,077,679           689,574
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of  $1,755,057 and $1,624,597                       297,452           371,850
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of  $219,949 and $1,131,458                         688,605           628,508
OTHER ASSETS                                                         2,185             2,185
                                                               -----------       -----------
      Total assets                                             $ 9,065,921       $ 1,692,117
                                                               ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                             $   123,435       $   142,487
  Accrued expenses                                                 302,174           355,125
  Notes payable/Line of credit                                           -            23,705
  Deferred revenue                                                 470,759           418,827
  Current portion of long-term debt                                      -           132,578
  Current portion of capital leases                                  6,985            10,705
                                                               -----------       -----------
      Total current liabilities                                    903,353         1,083,427
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                 -             4,309
                                                               -----------       -----------
      Total liabilities                                            903,353         1,087,736
                                                               -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                      32,238            31,946
  Additional paid-in capital                                     9,006,071         9,070,865
  Other comprehensive income                                     4,108,000                 -
  Unearned ESOP shares                                                   -          (135,417)
  Accumulated deficit                                           (4,983,741)       (8,363,013)
                                                               -----------       -----------
      Total stockholders' equity                                 8,162,568           604,381
                                                               -----------       -----------
      Total liabilities and stockholders' equity               $ 9,065,921       $ 1,692,117
                                                               ===========       ===========

       The accompanying notes are an integral part of these balance sheets

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                              1999         1998           1999         1998
                                          -----------   -----------   -----------   -----------
REVENUES:
  Software license                        $   248,208   $   184,389   $ 6,048,820   $ 1,431,243
  Software development                          4,813         1,950        27,125        28,823
  Maintenance                                 208,532       269,300       639,006       666,104
  Consulting and other                        175,611       208,186       599,624       539,419
                                          -----------   -----------   -----------   -----------
      Total revenues                          637,164       663,825     7,314,575     2,665,589

COST OF REVENUES:                             231,755       248,963       874,248       709,585
                                          -----------   -----------   -----------   -----------
      Gross profit                            405,409       414,862     6,440,327     1,956,004
                                          -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Sales and marketing                         128,763       182,278       508,820       454,385
  Research and development                    277,185       149,082       888,795       513,327
  General and administrative                  529,598       274,696     1,708,843       965,852
  Depreciation                                 46,072        48,287       136,847       148,496
                                          -----------   -----------   -----------   -----------
      Total operating expenses                981,618       654,343     3,243,305     2,082,060
                                          -----------   -----------   -----------   -----------
      Income (loss) from operations          (576,209)     (239,481)    3,197,022      (126,056)
                                          -----------   -----------   -----------   -----------


OTHER INCOME (EXPENSE):
  Interest income                              35,128         3,284        78,893        11,621
  Gain on sale of securities                   88,770             -        88,770             -
  Other income                                      -             -        40,000             -
  Interest expense                             (2,218)       (9,467)      (25,414)      (50,108)
                                          -----------   -----------   -----------   -----------
     Total other income (expense)             121,680        (6,183)      182,249       (38,487)
                                          -----------   -----------   -----------   -----------

      Net income (loss)                   $  (454,529)  $  (245,664)  $ 3,379,271   $  (164,543)
                                          ===========   ===========   ===========   ===========

Basic net income (loss) per common share  $     (0.14)  $     (0.08)  $      1.05   $     (0.05)
                                          ===========   ===========   ===========   ===========
Diluted net income (loss) per common and
  common equivalent share                 $     (0.14)  $     (0.08)  $      0.96   $     (0.05)
                                          ===========   ===========   ===========   ===========

Shares used in calculation of basic
  earnings per share                        3,223,709     3,164,442     3,216,526     3,164,257
                                          ===========   ===========   ===========   ===========
Shares used in calculation of diluted
  earnings per share                        3,223,709     3,164,442     3,525,321     3,164,257
                                          ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                           1999         1998
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operations                       $ 3,761,074   $   734,980
                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (63,064)      (58,769)
  Capitalized software costs                               (207,685)     (324,128)
  Purchase of marketable securities and short-term
      restricted investments                             (1,180,770)            -
  Proceeds from note receivable                              12,318             -
                                                        -----------   -----------
      Net cash used in investing activities              (1,439,201)     (382,897)
                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                           287,012        64,892
  Payments on notes payable                                (132,578)     (146,469)
  Payments on line of credit                               (310,717)     (211,764)
  Payments on capital lease obligations                      (8,029)       (8,029)
  Proceeds from exercise of common stock warrants            31,071             -
                                                        -----------   -----------
      Net cash used in financing activities                (133,241)     (301,370)
                                                        -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,188,632        50,713
CASH AND CASH EQUIVALENTS,  beginning of period              59,453        59,022
                                                        -----------   -----------

CASH AND CASH EQUIVALENTS,  end of period               $ 2,248,085   $   109,735
                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                            $    22,212   $    62,197
    Income taxes                                                  -             -

Non-Cash Transactions
  Appreciation of available for sale securities         $ 4,108,000             -
  Offset of accounts receivable for purchased software      125,000             -
  Retirement of unallocated ESOP shares                     135,417             -

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1999


1.         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month and nine month periods ended December 31, 1999 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1999, previously reported.

2.       MARKETABLE SECURITIES

The Company invests in various marketable securities through investment accounts with brokers. At December 31, 1999, these investments included common and preferred stock and had a fair market value of $788,770. The Company has classified these investments as trading securities under Statement of Accounting Standards (SFAS) 115 as it is the Company's intent to actively buy and sell individual securities within these investment accounts. The total unrealized gain at December 31, 1999 was $81,890.

3.       SHORT-TERM RESTRICTED INVESTMENTS

In September, 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. As part of the settlement, the Company received 40,000 shares of Broadbase restricted common stock with a total fair market value of $392,000. The Company is restricted from hedging or selling these securities for a period of six months and one year, respectively, from the date that they were received. The Company has accounted for these shares as available for sale securities as required under SFAS 115. At December 31, 1999, the fair market value of these securities was $4,500,000. The increase in the value of these securities is reflected as other comprehensive income.

4.       SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 1999 to December 31, 1999 were as follows:

         Shareholders' equity, March 31, 1999                                  $ 604,381
         Exercise of common stock warrants                                        31,071
         Other comprehensive income - unrealized gain on
              available-for-sale securities                                    4,108,000
         Equity-based compensation                                                39,845
         Net income                                                            3,379,271
                                                                              ----------

         Shareholders' equity, December 31, 1999                              $8,162,568
                                                                              ==========

5.       NET INCOME PER COMMON SHARE

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

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and nine-month periods ended December 31:

                                                 Three Months Ended              Nine Months Ended
                                              December 31,    December 31,    December 31,   December 31,
                                                 1999            1998            1999           1998
                                              -----------     -----------     -----------    -----------
Net income (loss)                             $  (454,529)    $  (245,664)    $ 3,379,271    $   164,543
                                              -----------     -----------     -----------    -----------
Weighted average common shares outstanding
                                                3,223,709       3,164,442       3,216,526      3,164,257
Plus:  dilutive options and warrants                    -               -         769,322              -
Less:  shares assumed repurchased with
     proceeds from exercise                             -               -         460,528              -
                                              -----------     -----------     -----------    -----------
Weighted average common and common
     equivalent shares outstanding              3,223,709       3,164,442       3,525,321      3,164,257
                                              ===========     ===========     ===========    ===========
Diluted net income (loss) per common and
     common equivalent share                  $     (0.14)    $     (0.08)    $      0.96    $     (0.05)
                                              ===========     ===========     ===========    ===========

6.       LITIGATION

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's patent rights under U.S. Patent #5,802,511. The litigation process is in the discovery phase, and the trial is set for July 2000. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit. This litigation process is in the discovery phase, and the trial is set for December 2000.

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

In December 1999, Clarus Corporation sued the Company in Federal District Court in Atlanta, Georgia, for a declaratory judgment that certain of Clarus' software products do not infringe Timeline's U.S. Patent #5,802,511, and requesting the `511 Patent be declared invalid. The Company intends to vigorously defend the validity of the `511 Patent and to re-examine the relevant Clarus products to make a determination as to any infringement on the `511 Patent.*

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "could", "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK (*) AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS (**). HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


RESULTS OF OPERATIONS

REVENUES

                       Three Months Ended          Nine Months Ended
                          December 31,                December 31
                         1999    1998      Change    1999      1998      Change
                        -----   -----     -------   ------    -----      ------
(Dollars in Thousands)

Software license          248      185       34%     6,049    1,431      323%
Software development        5        2      150%        27       29       (7)%
Maintenance               209      269      (22%)      639      666       (4)%
Consulting and Other      175      208      (16%)      600      539       11%
                         ----     ----              ------   ------
Revenues                  637      664       (4%)    7,315    2,666      174%
                         ----     ----      -----   ------   ------      ----

Total operating revenues of $637,000 for the quarter ended December 31, 1999 were 4% lower than the $664,000 shown for the December 31, 1998 quarter. The nine-month periods ended December 31, 1999 and 1998, show an increase in total revenues of 174% from approximately $2,666,000 to approximately $7,315,000. Software license fees grew in both the comparative quarter and nine-month revenue numbers. This increase was due to a significant fee from licensing of rights under US Patent No. 5,802,511 (the `511 Patent) in each of the first two quarters of fiscal 2000. In addition, the Company received a $100,000 payment under a licensing agreement with Navision Software a/s during the December 31, 1999 quarter.

Due to the nature of patent licensing, it is impossible to predict the timing or amount of further licensing of the `511 Patent, if any. The Company is currently in litigation with Sagent Technologies, Inc. wherein the Company has alleged certain of Sagent's products infringe the `511 Patent. Management believes this litigation will be viewed as a test case of the validity of the `511 Patent as Sagent is vigorously defending against the Company's allegations on a number of grounds, including that the `511 Patent is invalid due to material prior art.* The Company's other software license fees, not related to the `511 Patent, continue to be low, due in large part to the decrease in license revenue experienced by the Company's distribution partners. Management believes this is attributable to an industry-wide weakness as the result of Year 2000 concerns.*

Development fee revenue of $5,000 and $2,000 in the quarters ended December 31, 1999 and 1998, respectively, and $27,000 and $29,000 for the nine month periods ended December 31, 1999 and 1998, respectively, was not significantly different from year to year. Software development is not a focus of revenue generation for the Company.

Maintenance revenue reversed a five-quarter trend of modest growth. This resulted in an overall decrease in both the comparable nine-month periods, down 4% from $666,000 in 1998 to $639,000 in 1999, and three-month periods, down 22% from $269,000 in 1998 to $209,000 in 1999. Despite the continued increase in maintenance revenue from the Company's product series based on Microsoft Corporation's operating systems, it was not enough to offset a significant decrease in maintenance fees from licensees of Timeline's older VAX-based product line. Management believes future comparative statements between fiscal quarters may show mixed results, dependant upon the timing of new licenses and the expiration of existing maintenance agreements.*

Consulting and other revenue decreased 16%, from $208,000 to $175,000 in the comparable quarters. However, it increased 11%, from $539,000 to $600,000 in the comparable nine-month periods. The December 31, 1999 quarterly results are due to weakness in license revenue for the later half of calendar 1999, thereby causing a lack of billable installations in the December 1999 quarter. The relative strength of the nine-month comparisons is reflective of a more seasoned staff in consulting able to handle more projects when work is available. The Company believes consulting revenue growth will be moderate at best in the short term as it does not currently have plans to increase the headcount in consulting.*

GROSS MARGIN

                                    Three Months Ended                         Nine Months Ended
                                       December 31,                               December 31,
                                      1999         1998        Change       1999        1998         Change
                                     -----        -----        ------      -------      -----       --------
(Dollars in Thousands)

Gross margin                           405         415          (2%)      6,440         1,956        229%
Percentage of
operating revenues                     64%         63%                      88%          73%
                                     -----       -----        -----       -----       -----         -----

The 229% increase in the Company's gross margin as a percentage of gross revenue for the nine months to date is due in large part to a significantly higher proportionate share of higher-margin software and patent licenses over lower margin consulting and maintenance revenue which is labor intensive. Conversely, the lack of any significant change between the quarters ended December 31, 1999 and December 31, 1998 is reflective of a comparison between two quarters where the mix between software license and consulting revenue was more uniform. Amortization of capitalized software development costs for the three and nine-month periods of fiscal 2000 was $62,000 and $273,000, respectively, compared with $69,000 and $199,000, respectively, for the three and nine-month periods of fiscal 1999. Capitalized software costs during the quarter ended December 31, 1999 were $49,000.

SALES AND MARKETING EXPENSE

                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                    1999      1998      Change     1999      1998     Change
                                    ----      ----      ------     ----      ----     ------
(Dollars in Thousands)

Sales and marketing                  129       182       (29)%      509       454       12%
Percentage of
operating revenues                   20%       27%                   7%        17%
                                    ----      ----      ------     ----      ----     ------

Sales and marketing expenses as a percentage of gross revenue decreased from 27% to 20% for the three months ended December 31, 1998 and 1999, and from 17% to 7% for the nine months ended December 31, 1998 and 1999. In actual dollar amounts, these costs increased by 12% between the nine-month periods due to commissions and bonuses related to increased patent license revenue. However, for the comparable three-month periods, costs actually decreased by 29%. The decrease in both real terms and as a percentage of operating revenue reflects a temporary reduction of personnel and associated expenses due to normal attrition. Since management intends to replace the two employees who left the department during the last quarter, it believes actual dollar amounts and percentage of revenue comparisons may vary in future quarters based upon the volume of sales from quarter to quarter.*

RESEARCH AND DEVELOPMENT EXPENSE

                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                    1999      1998      Change     1999      1998     Change
                                    ----      ----      ------     ----      ----     ------
(Dollars in Thousands)

Research & development               277       149        86%      889       513       73%
Percentage of
operating revenues                    43%       22%                12%       19%
                                    ----      ----      ------     ----      ----     ------

The Company's research and development expenses during the periods ended December 31, 1999 and 1998 were attributable solely to making software enhancements. The increases in the quarter and nine-month periods ending December 31, 1999 over the quarter and nine-month periods ending December 31, 1998 are due to a significant shift of work effort towards maintenance and upgrades of software which is currently expensed. For the three and nine month periods ended December 31, 1998, a large portion of the staff's efforts was in the area of new products, which were capitalized for future amortization. There was only a modest increase in staffing of three employees between the periods.

Management believes the actual dollar amount of research and development expenses will increase only slightly in future quarters. The Company has hired additional personnel in this area during prior quarters and feels it is well staffed for its current and anticipated needs. Consequently, over the next several quarters, it is anticipated that unless a major new relationship dictates otherwise, these costs will only reflect normal increases for salary and expense inflation. **

GENERAL AND ADMINISTRATIVE EXPENSE

                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                    1999      1998      Change     1999      1998     Change
                                    ----      ----      ------     ----      ----     ------
(Dollars in Thousands)

General & administrative
                                    530       275         93%      1,709      966       77%
Percentage of
operating revenues                  83%       41%                    23%       36%
                                    ----      ----      ------     ----      ----     ------

General and administrative expenses increased 93% and 77%, respectively, between the comparable three-month and nine-month periods ended December 31, 1999 and 1998. This increase is a direct result of substantially increased attorneys' fees associated with the Company's patent litigation and its litigation with Microsoft, increased compensation levels of key personnel reflecting bonuses paid in the quarter ended June 30, 1999, and vesting of nonqualified stock options in the quarter ended December 31, 1999. Management believes that general and administrative expenses should remain relatively stable over the next several quarters.* This will continue to include substantial legal fees to pursue enforcement of its recently granted patent rights and in defense of the lawsuit filed against the Company by Microsoft.*

INCOME TAX

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

The Company's cash and cash equivalent and short-term investment balances at December 31, 1999 stood at approximately $3,037,000 compared to approximately $59,000 at March 30, 1999. The increase in cash is attributable to two substantial one-time patent license fees received during the nine months ended December 31, 1999. Total obligations, excluding deferred income items, were approximately $433,000 at December 31, 1999 as compared to approximately $669,000 at March 31, 1999. The March 31, 1999 obligations included a corporate guarantee of a $104,000 bank note between the Timeline Employee Stock Ownership Trust and Silicon Valley Bank. This note was fully paid prior to June 30, 1999.

Net cash generated in operating activities was approximately $3,761,000 in the nine-month period ended December 31, 1999. This was primarily due to the Company generating net income offset by payment of current liabilities. The Company used approximately $1,439,000 for investing activities of which $1,181,000, net of sales of those securities, was invested in short-term securities and approximately $133,000 for financing activities.

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. in the U.S. Federal District Court for Western Washington. Under the agreement reached between the parties, Broadbase has licensed the Timeline technology covered under U.S. Patent #5,802,511 for a license fee of $602,000, of which $210,000 was cash and the remainder was restricted stock. An additional $40,000 in cash was received from Broadbase and was recorded as other income. The 40,000 shares of Broadbase restricted common stock was recorded at a value of $9.80 per share as of the date of the licensing agreement, or $392,000 in total. At December 31, 1999, the reported value of Broadbase's publicly traded common stock had increased to $112.50 per share. As a result, at December 31, 1999, the Company had $4,500,000 of investments in Broadbase securities. The Company is restricted from selling these securities for a period of one year from the date they were received.

Based on current cash and cash equivalent balances, the Company believes it has adequate resources to fund operations during fiscal 2000.*

At December 31, 1999, there was no outstanding balance on the Company's line of credit facility. Timeline has a bank line of credit of up to $500,000 secured by qualified accounts receivable. As of December 31, 1999, the Company had approximately $500,000 available on this line of credit, based upon qualified accounts receivable.

On January 18, 2000, the Company's 1,000,000 publicly-traded warrants and 221,125 underwriter's warrants which were issued in the initial public offering expired by their terms without being exercised.

In February 1998, the Company sold a warrant to acquire up to 300,000 shares of its common stock to Infinium Software, Inc. at an exercise price of $1.00 per share. Infinium Software, Inc. paid the Company $100,000 for this warrant. On February 4, 2000, Infinium exercised the warrant in full.


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

The Company experienced no material issues or problems as a result of the transition into the year 2000 with regard to internal operations or the Company's software products. The Company will continue to monitor its software products to ensure no problems arise either with regard to Leap Year or Y2K issues, but anticipates no material additional costs.*

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act. The Company undertook a plan to address the potential impact to its business of "Year 2000 issues" (i.e., issues that may have occurred as a result of computer programs that use only the last two, rather than all four, digits of the year). The plan addressed Internal Matters, which were under the Company's operation and over which the Company exercised some control, and External Matters, which were outside the Company's control and influence.

INTERNAL MATTERS. The Company's review of Internal Matters fell into two categories which are identified and addressed separately below.

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

2. The DEC VAX system and a DEC AXP system run OpenVMS. The AXP has been upgraded to V7.1. Compaq's Y2K position on OpenVMS V7.1 (compliant) is stated at http://www.openvms.digital.com/openvms/products/year2000/ index.html. The upgrade of the VAX, BASIC compiler and the C Compiler was completed during calendar year 1999.

3. PC hardware. The Company completed all necessary upgrades of its PC hardware.

4. Various other software packages. Certain employees of the Company require software products to assist them in their jobs. The review of the products identified to date is completed.

5. An assessment of printers, modems and other computer hardware has been completed.

The cost for the upgrades listed above and any replacements did not exceed $25,000. The Company funded Year 2000 upgrades and changes through operating cash flow and indebtedness.

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

While the Company's above-listed products have been released as Year 2000 compliant, certain customers may not have upgraded to these versions. The Company believes that its internal systems, products and services are currently Year 2000 compliant and a re-testing of the current release of the software revealed no Year 2000 compliance issues. To date, the Company experienced no material issues or problems as a result of the transition into the year 2000. However, there can be no assurances that the Company's products and systems contain all necessary date codes. In addition, there can be no guarantee that the systems of other companies on which the Company relies or with whom it does business are Year 2000 compliant and will not have an adverse effect on the Company's business.*

Timeline makes no representation or warranty as to, and will not address, the Year 2000 readiness of any hardware, firmware, software, services protocols, data, interfaces to third party systems, or user-customized functions or features that may be used with Timeline software other than those Company products discussed above. The Company does not plan to test any products other than the current version and will not provide Year 2000 support for any products other than those identified on the list. The information contained on the list is based on data available to the Company at the time of its preparation. From time to time, Timeline may change the information on the list without notice to the customer.

The Company's cost to date for upgrading its products to be Year 2000 compliant is approximately $160,000. These costs have been incurred over a several year period and have been funded by operating cash flow. The Company anticipates no material additional costs.*


EXTERNAL MATTERS. The Company reviewed External Matters which are outside the Company's control and influence. This process consisted of a determination of the customer and supplier relationships and third-party alliance partners that could have a potential material impact upon the Company and its ongoing operations. Confirmation of Y2K compliance was received from the building management with regard to building systems, the telephone system and service providers, and the Company's business equipment such as copiers, postage and fax machines. The Company will continue to monitor its third-party alliance partners with regard to their Year 2000 compliance status and any compatibility issues that may arise.*

Although there can be no assurance that Year 2000 problems resulting from customer, supplier or third-party alliance partner relationships will not have a material adverse impact on the Company, the Company believes it has adequate contingency planning in place to mitigate any such adverse impact.*

To date, the Company has incurred expenses of less than $20,000, and does not anticipate future material costs.*

Although the Company believes that it has an effective plan in place that will resolve any Year 2000 or Leap Year issues in a timely manner, the Company may be adversely impacted if its monitoring of its software products indicate Year 2000 or Leap Year processing problems, or if third parties do not complete the necessary remediation, in which case the Company could be subject to interruption of its normal business activities, including its ability to meet product development deadlines, maintain consulting schedules, generate revenue through third-party alliance partners, deliver software to customers, invoice customers, collect payments or engage in similar business activities. Such an event could result in a material adverse effect on the Company's revenues or in litigation surrounding such business interruptions. In addition, disruptions in the economy generally resulting from Year 2000 or Leap Year issues could materially adversely affect the Company. The amount of potential liability and revenues cannot reasonably be estimated at this time.**

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's patent rights under U.S. Patent #5,802,511. The litigation process is in the discovery phase, and the trial is set for July 2000. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

              In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit. This litigation process is in the discovery phase, and the trial is set for December 2000.

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

              In December 1999, Clarus Corporation sued the Company in Federal District Court in Atlanta, Georgia, for a declaratory judgment that certain of Clarus' software products do not infringe Timeline's U.S. Patent #5,802,511, and requesting the `511 Patent be declared invalid. The Company intends to vigorously defend the validity of the `511 Patent and to re-examine the relevant Clarus products to make a determination as to any infringement on the `511 Patent.*


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a)     Exhibits

                      27.1 Financial Data Schedule

              (b) No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Timeline, Inc.
                                    (Registrant)

Date:    February 9, 2000           By:          /s/ Charles R. Osenbaugh
                                         --------------------------------------
                                     Charles R. Osenbaugh
                                     President/Chief Financial Officer


                                     Signed on behalf of registrant and
                                     as principal financial officer.

                                 EXHIBITS INDEX

          EXHIBIT
           NUMBER                   DESCRIPTION
          -------                   -----------
           27.1              Financial Data Schedule