Form 10KSB
period 2000-03-31
TIMELINE INC
filed 2000-06-13
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $7,945,919.

As of May 15, 2000, 3,449,112 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $7,854,630 based on the average of the bid ($2.50) and ask ($3.00) prices on that date of $2.75.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement relating to the Company's July 20, 2000 Annual Meeting of Shareholders and to be filed with the Commission within 120 days of the end of the fiscal year (the "Proxy Statement").


Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No  [X]


================================================================================

                                     PART I

This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect the Company's current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS IN THE OTHER SECTIONS OF THIS DOCUMENT, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED AND MARKED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


ITEM 1: DESCRIPTION OF BUSINESS

OUR BUSINESS

        We develop, market and support company-wide financial reporting, budgeting and management software. Our software products enable customers to automatically access and distribute business and accounting information in a secure environment and with full accounting controls. Although we have products that permit the processing of transactions, our marketing and development strategy is focused on products that report accounting data in meaningful and flexible formats. These reporting products allow our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they will use. We allow the end-user to receive information through a web browser, distributed Excel workbooks, data marts or actual reports delivered via e-mail.

        Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While our products can present information in formatted reports, our technology can also distribute an actual database of information (a "data mart") to an end-user's computer. These databases or data marts are built through selective criteria that limit the data mart to relevant data for each particular end-user. This design is intended to allow for the distribution of manageable packets of data over networks or the Internet while maintaining corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end-user. The end-user may then view the data in a standard corporate report format or through a personal library of customized report formats. Additionally, the data resides in Microsoft Office, which makes it automatically available for use in Microsoft Excel spreadsheets and all other Microsoft Office tools.

        We believe that our proprietary technology allows customers to avoid time-consuming, error-prone and expensive data entry.* Our products allow customers to avoid data entry by facilitating an efficient exchange of information between the desktop computer and the underlying hardware platform and accounting system. Our products also work with both new and old accounting systems. Many customers are changing their accounting systems from larger mainframe- and minicomputer-based systems to newer "client/server" systems that store information on a server that in turn makes the information available to a desktop computer (the "client"). Our products facilitate an efficient exchange of information between the client and server.

        Other businesses have elected to retain their existing, or "legacy" accounting systems. Our business strategy is focused on meeting the financial management needs of customers with both types of accounting systems by providing products that accept and report on data from both legacy and newer client/server systems.

        Our Timeline(R) Analyst and Timeline(R) Server product lines are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft client/server environment. Our products enable our customers to:

        - perform financial reporting and management functions;

        - connect to multiple types of operating systems;

        - efficiently distribute data to desktop computers;

        - perform consolidations and allocations; and

        - perform budgeting functions.

The flexibility of our Timeline products make it possible for our customers to deliver data for reporting and analysis throughout their business enterprise without purchasing a new, expensive computer system.

        In addition to providing an infrastructure to deliver data, Timeline provides a number of processes to enhance or augment sophisticated financial reporting. These include budgeting, allocations, consolidations, foreign currency conversion and security.

        We believe that our products can improve the accounting and reporting software of other software vendors.* Our products are designed to enhance existing accounting and reporting software by adding functions and flexibility that the software may not have. As a result, our products can eliminate weaknesses or competitive disadvantages in other accounting and reporting software. Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their accounting and reporting systems. We believe that a majority of our license fee revenue in fiscal year 2001 will be generated by licensing and distribution agreements with these third-party vendors.*

        At March 31, 2000, we employed 33 full-time employees and two part-time employees.

OUR TECHNOLOGY

        Our software works with a customer's entire computing infrastructure to create a reporting engine that can accept and organize data, with full accounting controls, from both new and old accounting systems. Our proprietary architecture, in conjunction with our proprietary generation engine, is designed to accomplish this task. The compatibility of our software with older legacy accounting systems allows a customer to preserve existing computer hardware and software systems or transition to a client/server environment while providing enhanced reporting capabilities. If a customer is already using client/server systems, our technology provides distributed packets of data that enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. Our products use patent-protected driver technology that not only automates the transfer of data from accounting and information systems into desktop databases, but can automate rebuilding databases to reflect changes in the underlying accounting information. This eliminates the costly process of maintaining databases in both our software and the underlying accounting system.

        The following is a brief discussion of our three primary proprietary technologies:

        - Timeline Architecture. Our architecture contains a multi-dimensional data segmentation capacity that exceeds the capacity of all accounting data structures known to the Company. This capacity enables our reporting products to accept data from multiple transaction processing systems concurrently, to combine data into a single database and to add reporting relationships not present in the source system(s). For example, we can (a) take data from a customer's general ledger, human resources/payroll, sales and order processing systems, (b) combine all of the data in one database, and (c) allow the customer to use the combined data for payroll and sales analysis.

        - Generation Engine. Our generation engine enables our products to automate the building of Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. The generation engine allows a customer to build a wide range of databases for distribution throughout the business enterprise.

        - Interface Technology. Our interface technology allows our products to
          (a) discern the structure of existing transaction-based systems, (b) extract data from one or more transaction processing systems, and (c) feed data to the generation engine. Our product is tied directly to the underlying accounting systems and changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are automatically reflected in our data marts. Prior technologies required substantial human intervention to manually maintain structures in both the transaction and reporting systems, and maintain the synchronization of the accounting and information systems.

        We have been granted three patents by the U.S. Patent and Trademark Office on our technology and have a total of 70 issued claims. We believe additional International patents will be granted during fiscal 2001.*

OUR PRODUCTS

        Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop. Our primary products, Timeline Analyst and Timeline Server, consist of a set of client/server software applications based on Microsoft Windows(TM)/Windows NT(TM) and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology. The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

        Timeline Server is the central warehouse of financial and management reporting data structured in a multi-dimensional relational database. Timeline Server includes traditional financial reporting features including budgeting, foreign currency conversion, consolidations and allocations. The various Timeline Server functions provide desktop and network reporting based on information contained in one or more underlying accounting systems. While this product can provide many transaction-driven benefits, our market focus is to use Timeline Server as a data warehouse to handle large volumes of data in conjunction with Timeline Analyst.

        Timeline Analyst is a stand alone "data mart," which enables the user to view, create and distribute reports in Microsoft Excel based on data from one or more underlying accounting systems. Timeline Analyst also works with our server-based software to distribute reporting databases to desktop end-users throughout a business enterprise.

        Manager is a product designed for the "mid-level" market (businesses with approximately six to 100 desktop users). This product completes the Timeline Analyst suite by allowing Timeline Analyst users to distribute packets of information and assign new reporting relationships at the desktop level.

        Timeline Budgeting consists of applications and tools that access and manipulate the underlying Timeline information and data marts. Timeline Budgeting offers our customers a combination of Microsoft Excel interfaces and flexible access to and manipulation of information. The functions offered by Timeline Budgeting include automatic dissemination of budget templates, consolidation of budget input, allocations, and multiple spread methods.

YEAR 2000 DISCLOSURE

        We experienced no material Y2K issues or problems in connection with our internal operations, third-party relationships or software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Y2K issues. We anticipate no material additional costs.*

RECENT DEVELOPMENTS SUBSEQUENT TO 2000 FISCAL YEAR

        On May 31, 2000, we announced that we have entered into a binding letter of intent to acquire all of the outstanding equity of Analyst Financials Limited, the European distributor for our products, in which we currently own 12.5% of the outstanding equity. Upon completion of the transaction, Analyst Financials will become a wholly-owned subsidiary responsible for our operations throughout Europe, the Middle East and Africa. The purchase price for the equity of Analyst Financials will be approximately Pound Sterling875,000. We have the option to pay the purchase price in cash, our common stock or a combination of cash and our common stock. We expect to complete the transaction on a stock-for-stock basis.* Under the terms of the letter of intent, the purchase price is subject to adjustment based on the results of operation through the closing of the transaction. We have agreed to deposit with Analyst Financials a forfeitable bond of Pound Sterling50,000 once all of the shareholders of Analyst Financials have signed a letter of intent. If the transaction is not completed, we may forfeit the bond.

        The parties have agreed to use best efforts to complete the transaction on or before June 30, 2000. However, there are certain contingencies that must be satisfied or waived before completion of the transaction. As a result, we cannot assure you that the transaction will be completed within the expected timeframe, or at all.**

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

        OUR ABILITY TO OPERATE PROFITABLY IS UNCERTAIN.

        Our historical operations have not been consistently profitable. We have an accumulated deficit of $5,451,435 at March 31, 2000. Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. To become consistently profitable, we must:

        - increase the licensing and maintenance revenues of our existing client/server products;

        - increase the licensing of patented technology to third parties;

        - develop new products; and

        - control our expenses.

        We cannot assure you that we will meet these objectives or achieve sustained profitability. Although we believe that current cash balances and anticipated operating results are sufficient to fund our operations in fiscal 2001, we can give no assurances that sufficient sales will be generated or that sufficient financing will be obtained to enable us to obtain or sustain profitability.* This could have a detrimental effect on the market price of our stock.

        OUR PROFITABILITY DEPENDS ON THE SUCCESS OF OUR PRODUCTS.

        Our future profitability will depend upon the successful development, marketing and licensing of our existing product line and other new products.* We cannot give you any assurances that:

        - our products will achieve or sustain revenue growth;

        - enhancements to our products and other applications can be successfully developed;

        - demand for our products will continue to grow or be sustained; or

        - our products will successfully compete with the products of others.

To the extent demand for our products does not develop due to competition, poor product performance, negative assessments by our customers of our financial resources and expertise, technological change or other factors, our operations may be materially and adversely affected.

        WE RELY ON LICENSING AND DISTRIBUTION RELATIONSHIPS.

        We rely on agreements with third-party licensees and distributors for sales and licensing of our products. Our agreements with licensees and distributors are generally not exclusive, may be terminated by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing and distribution agreements depends in part on:

        - market acceptance and distribution channels of our third-party licensee's and distributor's products and services;

        - our ability to integrate our products with those of the third party;
          and

        - the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

We cannot assure you that these licensees and distributors will perform their contractual obligations as expected or that we will derive any additional revenue licensing and distribution arrangements. Also, we can give no assurances that we will successfully develop new relationships or maintain existing relationships with third-party licensees and distributors. Finally we cannot assure you that such licensees and distributors will be able to market our products effectively, or that any existing licensee or distributor will continue to represent our products. A failure of any of these events to occur could materially adversely affect our results of operations.

        In addition, Analyst Financials relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. If we close the acquisition of Analyst Financials, we expect to continue this direct sales effort through Analyst Financials.* Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. There are no assurances that we will be able to profitably or successfully maintain the direct sales model through Analyst Financials.

        EVEN IF WE CLOSE THE ACQUISITION WITH ANALYST FINANCIALS, WE MAY NOT BE SUCCESSFUL IN INTEGRATING OUR BUSINESS OPERATIONS WITH ANALYST FINANCIALS, AND WE MAY FACE ADDITIONAL RISKS FOLLOWING THE ACQUISITION.

        On May 31, 2000, we announced that we have entered into a letter of intent to acquire Analyst Financials Limited, the European distributor for our products, of which we currently own 12.5%. There are no assurances that we will be successful in consummating this acquisition in the timing expected, or at all. Integrating our operations with those of Analyst Financials after the acquisition may be difficult and time consuming. The integration of our combined operations may temporarily distract management from the day-to-day business of the combined company, and we may fail to manage this integration effectively or to achieve any of the anticipated benefits that both companies hope will result from the acquisition. A failure to effectively integrate Analyst Financials could materially and adversely affect our business.

        The potential future acquisition of Analyst Financials is subject to the risks commonly encountered in such transactions, including, among others:

        - difficulties associated with assimilating the personnel and operations of the acquired business;

        - the risk that we will not achieve expected financial results or strategic goals for the acquired business;

        - the potential disruption of its ongoing business;

        - the diversion of significant management and other resources; and

        - the need to impose and maintain uniform standards, controls, procedures and policies.

        The potential future acquisition of Analyst Financials is also subject to risks related to international operations, including, among others:

        - unexpected changes in regulatory requirements;

        - difficulties in staffing and managing foreign operations;

        - differing employment laws and practices, and cultural barriers in foreign countries;

        - longer payment cycles and seasonal reductions in business activity during the summer months in Europe and some other parts of the world;

        - currency exchange fluctuations; and

        - potentially adverse tax consequences.

Any of these factors could adversely affect the success of our operations, our financial condition and results of operations.

        WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS.

        From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business.* Such legal proceedings could expose us to liability and require the expenditure of significant financial and managerial resources, which could harm our business.

        In March 1999, we filed a lawsuit against Sagent Technologies, Inc., seeking monetary damages and an injunctive relief. Our claims are based on the alleged unauthorized licensing by Sagent of certain products that we believe infringe on our patent rights under U.S. Patent Nos. 5,802,511, 6,023,694 and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001. From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

        In July 1999, Microsoft Corporation sued us and claimed that we violated a June 1999 patent license agreement between Microsoft and us. We believe that the claims made by Microsoft have no merit and intend to vigorously defend against this lawsuit. This litigation process is in the discovery phase, and the trial is set for December 2000.

        In December 1999, Clarus Corporation filed a declaratory judgment action against us in Atlanta, Georgia requesting that the court find that Clarus' software products do not infringe our U.S. Patent No. 5,802,511. Clarus also requested that this patent be declared invalid. Subsequently, in March 2000, Clarus voluntarily dismissed its lawsuit without prejudice.

        WE MAY NOT BE ABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OTHERS MAY CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS.

        We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. We have received three U.S. patents and have filed for patent protection in certain foreign countries. Despite our efforts to protect our intellectual property rights:

        - laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

        - current federal laws that prohibit unauthorized copying and distribution of software provide only limited protection from software "pirates", and effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

        - other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our trademarks; and

        - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

        Spending additional resources on research and development could adversely affect our financial condition and results of operation. We intend to protect our patent rights against infringement through negotiation and litigation, if necessary.* As described above, we are currently involved in a number of lawsuits, including a claim against Sagent Technology, Inc. for infringement of one of our patents and a suit against us by Microsoft Corporation for a claim of breach of contract. Such litigation is costly and we cannot assure you that we will be successful.

        We cannot assure you that our intellectual property protections will be adequate or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of these products further overlap, we may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.**

        WE RELY ON LICENSE REVENUE FROM A LIMITED LINE OF PRODUCTS.

        While in the immediate future we expect revenue from licensing our patent rights, this is viewed as a temporary market situation.* Product-license revenues and related services from our Timeline Analyst and Timeline Server products accounted for a large percentage of our total revenues during fiscal 2000. We expect revenues from our Timeline Analyst and Timeline Server products to account for substantially all of our long-term future revenues.* As a result, factors adversely affecting the demand for our Timeline Analyst and Timeline Server products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of the Timeline Analyst and Timeline Server products and our ability to develop and sell enhanced versions of Timeline Analyst and Timeline Server products.

        WE RELY ON MICROSOFT PRODUCTS.

        We have developed all of our client/server products to function in the Microsoft Windows and/or Windows NT environments, including the recently introduced Windows 2000. We anticipate that our future products will also be designed for use in connection with Microsoft software products such as its Windows ME, expected to be introduced later this year.* In light of this product strategy, sales of our new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows NT, Windows 2000, Windows ME or other future Microsoft software products. Our success in developing products for use with Microsoft software products depends on our ability to gain timely access to, and to develop expertise in, current and future Microsoft software products. We cannot assure you that we will be able to develop expertise in, and continue to develop products for, Microsoft software products. Moreover, the abandonment by Microsoft of, or any adverse change to, its current operating system product line, strategy or business operations would materially and adversely affect our business. We cannot predict the impact, if any, that the current anti-trust lawsuit against Microsoft will have on our business or products.

        OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY.

        Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so.* Fluctuations in our operating results have resulted, and may result in the future, from the following factors:

        - the size and timing of product or patent licensing agreements and customer orders for our products;

        - the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;

        - changes in pricing policies by us or our competitors; and

        - changes in general economic conditions.

Over the past several years, we have made great efforts to reduce our operating and other expenses, including significant reductions in our sales and marketing staff and research and development activities. We cannot assure you that these expense reductions will have the desired result of enabling us to achieve profitability or that they will not have adverse effects on us. In addition, we are currently more reliant on licensing and distribution arrangements and less on direct sales, and accordingly we expect that timing of revenues will fluctuate from quarter to quarter.* If we increase our direct sales and marketing efforts or undertake research and development not funded by third parties, our operating expenses would increase and may have an adverse impact on our results of operations. Any of these fluctuations may cause significant variations in periodic results of operations. We do not take any actions specifically designed to limit fluctuations in our periodic results of operations. Because a significant portion of our expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by a fluctuation of licensing and distribution revenue may cause significant variation in operating results in any particular quarter.

        OUR ABILITY TO MANAGE GROWTH SUCCESSFULLY IS UNCERTAIN.

        In the event we successfully close our potential acquisition of Analyst Financial, this acquisition will place significant demands on our management and other resources. To manage growth effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on management's ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our services. We cannot assure you that we will be successful in managing our growth.

        WE MAY NEED ADDITIONAL FINANCING.

        Our net working capital (excluding deferred revenue) at March 31, 2000 was approximately $5,815,000. Our capital needs in the future will depend upon factors such as:

        - market acceptance of our products and any other new products we develop;

        - the success of our third-party software licensing and distribution arrangements;

        - our ability to license our patents; and

        - our ability to develop and maintain sustained maintenance and support revenue.

None of these factors can be predicted with certainty.

        We may need substantial additional financing in the future for which we have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available on terms acceptable to us. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced.* Our inability to obtain required financing could have a material adverse effect on our results of operations and could cause us to significantly reduce or suspend our operations, seek a merger partner, sell certain of our assets, sell additional securities on terms which are highly dilutive to existing investors, or obtain funds through arrangements that are unfavorable to us.

        OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

        To remain competitive, we must develop new software products while enhancing and improving our existing software programs. The development of software products is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend on our ability to maintain compatibility with existing and future Microsoft Windows, Windows NT, Windows 2000 and other operating environments, database systems and development tools.* There will be a material adverse effect on our results of operations if we fail to anticipate or respond promptly and adequately to changes in technology and customer preferences, or if there are any significant delays in our product development or introductions.* We cannot assure you that we will be successful in developing new products or enhancing our existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

        WE MAY BE SUBJECT TO LIABILITIES ASSOCIATED WITH NEW PRODUCTS.

        Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we intend to subject our new software products and new versions and enhancements to vigorous testing prior to their release, our products may contain errors or defects.* These errors or defects may result in unexpected re-programming costs, shipping costs and other expenses. Although our license agreements with our customers contain provisions designed to limit our exposure to potential product liability claims, any errors or defects could also result in liability claims against us by the consumers of our products. Also, we, Microsoft, or our competitors may announce new products, capabilities or technologies which have the potential to replace or shorten life cycles of our existing products and which may cause customers to defer purchasing our existing products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our results of operations. Any of the foregoing events could have a negative impact on our business or financial condition.

        WE FACE INTENSE COMPETITION IN OUR BUSINESSES.

        The business information software market is highly competitive. We believe that our primary competition is software vendors such as Hyperion Solutions, Inc., Comshare, Inc., FRX Software Corporation, Cognos Corporation, and various budgeting vendors such as Adaytum, Inc. and Pillar by Hyperion.* Many of our competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into the software market, we believe that competition will continue to proliferate.* The market for our products is characterized by significant price competition, and we expect that our products will face increasing pricing pressures.*

        Many of our current and potential competitors have well-established relationships with our potential customers, have extensive knowledge of the markets serviced by our customers, and more extensive development, sales and marketing resources. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. Such competition could seriously harm our ability to sell products on favorable terms. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would negatively impact our business and financial condition.

        OUR SUCCESS DEPENDS ON OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED INFORMATION TECHNOLOGY PROFESSIONALS AND SALES AND MARKETING PERSONNEL.

        Our future success depends in large part on our ability to attract, develop and retain highly skilled information technology professionals, particularly project managers, consultants, software engineers and programmers. Highly skilled information technology professionals are in high demand and are likely to remain a limited resource for the foreseeable future. In addition, one of the keys to the success of our business in the event we close the acquisition with Analyst Financials will be our ability to retain Analyst Financial's executives and employees, and attract additional skilled employees. If we are unable to keep our current technical employees, we may be unable to adequately service current projects or bid for new projects. If we are unable to recruit additional technical employees, we may not be able to expand or grow our business. We compete for the services of information technology professionals with other consulting firms, software vendors and consumers of information technology services, many of which have greater financial resources than we have. We may not be successful in hiring and retaining a sufficient number of information technology professionals to staff our consulting projects. To attract qualified technical employees, we may need to substantially increase the compensation, bonuses, stock options or other benefits we offer to employees. These additional costs may negatively affect our business and operating results.

        THE FUTURE SUCCESS OF OUR BUSINESS IS HEAVILY DEPENDENT ON THE CONTINUED SERVICES OF CERTAIN KEY EMPLOYEES.

        Our future success depends to a significant extent on the skills, experience and efforts of our senior management. In particular, we depend on Charles Osenbaugh, our Chief Executive Officer and Chief Financial Officer. Mr. Osenbaugh is not subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on him. If Mr. Osenbaugh ends his employment with us, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

        We also depend on the services of qualified and experienced information technology professionals, creative personnel, and sales and marketing personnel. We typically do not enter into employment agreements with these individuals. Any of these employees could leave their employment with us, and could offer their services to our competitors. Our business and financial condition could be negatively impacted if any of these events occur.

        THE MARKET FOR OUR SHARES IS LIMITED.

        Our common stock is currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, our common stock is also listed for trading on the Boston Stock Exchange. If we were to experience significant or prolonged losses or otherwise, it may be unable to maintain the standards for continued listing on the Boston Stock Exchange. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, our securities.

        Our securities are subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our securities are subject to the rules on penny stocks, the market liquidity for such securities could be materially and adversely affected.

        OUR STOCK PRICE IS VOLATILE.

        The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to such factors as:

        - actual or anticipated fluctuations in revenues or operating results;

        - changing information technology spending habits of our clients and prospective clients;

        - failure to meet expectations of performance;

        - announcements of technological innovations or new products by our competitors;

        - developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights;

        - product and services pricing, discounts and margins; and

        - general economic conditions.

        WE DO NOT INTEND TO PAY DIVIDENDS.

        We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future.*

        THERE ARE A NUMBER OF STATE LAW PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

        We are subject to the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibit a corporation registered under the Securities Exchange Act of 1934, as amended, from engaging in certain significant transactions with a 10% shareholder. Significant transactions include, among others, a merger with or disposition of assets to the 10% shareholder. These provisions have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, or delaying such an acquisition, even if the takeover by a third party would be beneficial.


ITEM 2. DESCRIPTION OF PROPERTY

        Timeline leases approximately 12,354 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease which expires April 30, 2004. Timeline does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

        In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that the Company believes infringe on its patent rights under U.S. Patent Nos. 5,802,511, 6,023,694 and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under these patents or its intellectual property rights generally.*

        In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit.* This litigation process is in the discovery phase, and the trial is set for December 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Timeline's common stock is traded on the OTC Bulletin Board ("OTCBB") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it is has been quoted on the OTCBB. The following table contains the high and low bid information as reported by OTCBB, for each quarter of fiscal 1999 and 2000. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                 Fiscal 1999                           Fiscal 2000
                     ----------------------------------     ----------------------------------
                       1st      2nd      3rd      4th         1st      2nd      3rd      4th
                     Quarter  Quarter  Quarter  Quarter     Quarter  Quarter  Quarter  Quarter
                     -------  -------  -------  -------     -------  -------  -------  -------
Common Stock
    High             2 1/2    1 5/8    1 1/16     7/8          2     2 11/16   2 3/4    6 1/4

    Low               7/8     11/16     7/16      3/8         3/8    1 5/16    1 7/16   1 7/16


        Warrants to purchase our common stock, which were issued in connection with our initial public offering and which were traded on both OTCBB and BSE under the symbols "TMLNW" and "TMLW", respectively, expired on January 18, 2000.

        At June 1, 1999 there were 3,449,112 shares of common stock outstanding held by approximately 72 holders of record.

        In November 1999, Charles R. Osenbaugh, the Company's President and CEO, was granted a performance-based stock option to purchase 50,000 shares of common stock, at an exercise price of $1.875 per share. This option becomes vested upon achieving 10 consecutive days of our stock closing trading at $5.00 per share or higher. In any event, this option shall vest, if not otherwise vested, seven years from the date of grant provided Mr. Osenbaugh is then employed by Timeline.

        No cash dividends have been paid on our stock and no dividends are currently contemplated by management. There are no restrictions on the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The charts below containing interim period information are provided solely as part of Registrant's annual report to shareholders, and are not submitted as a response to Item 6 of Form 10-KSB. The inclusion of the charts below does not constitute or imply Registrant's agreement that such charts are subject to
Section 18 of the Exchange Act.

RESULTS OF OPERATIONS

        For the fiscal year ended March 31, 2000, we generated net income of $2,912,000, compared to a net loss of $366,000 for the year ended March 31, 1999. This increase was attributable, in large part, to recognition in fiscal 2000 of a $5,000,000 license fee from Microsoft Corporation for the licensing of U.S. Patent No. 5,802,511 and subsequent patents issued or which may be issued in the future based upon extensions of the same technology.

        Other significant factors in our results for the fiscal year ended March 31, 2000 were higher expenses on relatively flat operating revenues. The greatest increase in expenses was in the area of general and administrative expenses to account for attorneys' fees, costs, and expert fees associated with patent enforcement and contract litigation, as well as bonus and non-cash stock compensation expenses associated with executive bonuses triggered by achievement of a number of long-term profitability objectives.

                                  GROSS REVENUE

                              Three Months Ended                Twelve Months Ended
                                  March 31,                         March 31,
                              ------------------    ------      -------------------      ------
                               2000        1999     Change       2000        1999        Change
                               ----        ----     ------       -----       -----       ------
(Dollars in Thousands)

License                         281        362       (22%)       6,329       1,794       253%
Maintenance                     194        188         3%          833         854        (3%)
Consulting                      134        173       (23%)         735         713         3%
Software Development             22         13        69%           49          41        20%
                                ---        ---       ---         -----       -----       ---
Total  Revenues                 631        736       (14%)       7,946       3,402       134%

        Our total revenue increased 134% to $7,946,000 for the fiscal year ended March 31, 2000. Revenues generated by license fees were substantially higher in fiscal 2000 over fiscal 1999, while all other categories of revenue were not materially different than the prior year. This increase was attributable, in large part, to recognition in fiscal 2000 of a one-time $5,000,000 license fee from Microsoft Corporation. License revenues for fiscal 1999 consisted of software license revenues through our distribution partners, including a one-time software license fee of $650,000 from Seagate Software, Inc. We believe license fee revenue will be erratic as a large portion of the license fees generated in fiscal 2000 were for patent licenses.* While we are vigorously pursuing additional patent license arrangements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses. In addition, we are currently in litigation regarding our patents, the ultimate outcome of which could adversely affect our ability to enter into additional patent licenses and our existing patent licenses. Software license revenues for fiscal 2000 were lower than in fiscal 1999. We believe the impact of Year 2000 compliance uncertainties on the industry as a whole may have had a negative impact on software license revenue in fiscal 2000. It is too early to discern whether fiscal 2001 activity in software licenses for our distribution channels will show a significant increase. Our license revenue for software (as opposed to patent) licenses was generated almost exclusively by Infinium

Software, Inc., Electronic Data Systems, Inc. (EDS), Navision a/s, and Analyst Financials Limited (formerly Timeline Europe Limited) during fiscal 2000. As we enter fiscal 2001, we also have in place distribution agreements with Intuitive Manufacturing Systems, Inc., Open Systems, Inc. and Primark, Inc., and we expect to see an increase in contribution to revenue from these distributors throughout the coming year.*

        Consulting and maintenance revenues for the 2000 fiscal year were relatively consistent with fiscal 1999. Consulting revenue is directly related to the amount of software license activity. Accordingly, consulting revenues for fiscal 2000 were affected by a slowdown in software license revenues, which we believe were due in part to uncertainties surrounding Year 2000 compliance. Consulting revenues for fiscal 1999 were affected by reduced staffing during much of the fiscal year, offset by limited hiring in the fourth quarter of the fiscal year. We believe the demand for consulting and maintenance services in fiscal 2001 will be reduced by greater use of distribution channels that have existing agreements with Value Added Resellers.* These VARs seek to provide such services to end-users who may use our software in conjunction with software provided by the distribution channel.

        Software development revenues increased in fiscal 2000, but were not material to overall revenue. We do not anticipate that software development revenue will contribute significantly to revenue in fiscal 2001 as there are no substantial contracts currently in place or being pursued for development efforts.* We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

                                  GROSS PROFIT

                                 Three Months Ended                Twelve Months Ended
                                     March 31,                         March 31,
                                 ------------------    ------      -------------------      ------
                                  2000        1999     Change       2000        1999        Change
                                  ----        ----     ------       -----       -----       ------
(Dollars in Thousands)

Gross profit                      349         504      (31%)        6,790       2,460        176%
Percentage of total revenues       55%         68%                     85%         72%

        Our gross profit increased during the 2000 fiscal year by $4,330,000, which represents a 176% growth over the 1999 fiscal year. However, an unusually large license fee of $5,000,000 from Microsoft Corporation makes the results for fiscal 2000 not directly comparable to fiscal 1999. In the fourth quarter of fiscal 2000, our gross profit was lower in both actual dollars and as a percentage of gross revenue compared to fourth quarter 1999. Our cost of revenue increased in both real terms and as a percentage of sales for the 2000 fiscal year (excluding patent licensing). This reflects greater amortization expense in fiscal 2000, in part due to a change in the estimated useful life of certain software products, and amortization of more products during the fourth quarter of fiscal 2000. Gross profit in fiscal 1999 represented a decrease in cost of revenue due to lower amortization expense and continued savings associated with our shift to third-party distribution channels. We expect amortization expense to decrease in fiscal 2001 due to certain software products becoming fully amortized in fiscal 2000.* Nevertheless, this decrease could be reversed if we acquire capitalized software outright or through a merger or acquisition.*

             SALES AND MARKETING & RESEARCH AND DEVELOPMENT EXPENSE

                                 Three Months Ended                Twelve Months Ended
                                     March 31,                         March 31,
                                 ------------------    ------      -------------------      ------
                                  2000        1999     Change       2000        1999        Change
                                  ----        ----     ------       -----       -----       ------
(Dollars in Thousands)

Sales and marketing               109        145       (25%)          617        599           3%
Percentage of total revenues       17%        20%                       8%        18%

Research & development            272        143        90%         1,161        657          77%
Percentage of total revenues       43%        19%                      15%        19%

        Our sales and marketing costs increased 3% in fiscal 2000. This increase was mainly due to a large increase in costs in the first quarter of the fiscal year as a result of a large commission/bonus. For the fourth quarter, these costs were 25% lower than in fiscal 1999, mainly due to a lower head count. Sales and marketing costs for fiscal 1999 were affected by reduced staffing during much of the fiscal year, offset by limited hiring in the fourth quarter of the fiscal year. Sales and marketing expenses are expected to increase in fiscal 2001 over fiscal 2000 as we intend to increase the number of employees in our sales department.* This is reflective of the increased number of distribution partners who are expected to require representation in fiscal 2001.*

        Our costs for research and development were $1,161,000 in fiscal 2000 compared to $657,000 in fiscal 1999, a 77% increase. This increase in costs was the result of a decrease in capitalization of research and development cost in fiscal 2000; i.e. a higher percentage of our expenses in the product group were capitalized in fiscal 1999. Also, we increased the number of employees working in development for fiscal 2000 as compared to fiscal 1999. We continue to add additional product resources and expect research and development expenses will be higher in fiscal 2001 than fiscal 2000.*

                       GENERAL AND ADMINISTRATIVE EXPENSE

                                 Three Months Ended                Twelve Months Ended
                                     March 31,                         March 31,
                                 ------------------    ------      -------------------      ------
                                  2000        1999     Change       2000        1999        Change
                                  ----        ----     ------       -----       -----       ------
(Dollars in Thousands)

General & administrative          656         363        81%        2,365       1,329         78%
Percentage of total revenues      104%         49%                     30%         39%

        Our general and administrative expenses increased by 78% for the full fiscal year and 81% for the fourth quarter during fiscal 2000. A significant portion of this increase is a result of attorneys' fees related to patent enforcement and contract litigation, and payment of incentive compensation to executives upon reaching relevant objectives in the first and fourth quarter, respectively. It is hard to determine if these expenses will be greater or smaller in fiscal 2001 because we cannot predict the outcome of and expenses associated with the lawsuits in which we are involved on alleged patent infringements and contract disputes.*

        Our depreciation expense decreased in fiscal 2000 to $182,000 from $196,000 in fiscal 1999 due to certain fixed assets becoming fully depreciated.

                                  OTHER INCOME

        Interest expense decreased to $33,000 in fiscal 2000 from $57,000 in fiscal 1999, while interest income increased to $105,000 from $12,000 for fiscal 1999. These changes reflect our positive cash flow in fiscal 2000 and our significant reductions in debt. We believe interest costs for fiscal 2001 will be less than in fiscal 2000 as the balance outstanding on debts continues to decline in the ordinary course.* If no additional large cash license fees are received in fiscal 2001, interest income will likely be lower as we are funding operations and legal fees and costs related to patent enforcement through utilization of cash and liquid investments.*

        We did not record a tax benefit or cost in fiscal 1999 but we did record a tax cost of $56,000 in fiscal 2000. All taxes expensed in fiscal 2000 are for alternative minimum taxes which could not be offset by net operating loss carryforwards from prior years. Tax assets generated by net operating losses from prior years and fiscal 1999 did not satisfy the recognition criteria set forth by generally accepted accounting principles in either fiscal 1999 or fiscal 2000. Accordingly, we have established a valuation allowance that offsets net deferred tax assets. As taxable income is accrued, which is offset by previously unrecognized net operating loss carryforwards, we offset tax costs with such net operating losses. We do not anticipate recognition of federal income taxes other than alternative minimum taxes in the near future as existing net operating loss carryforwards are considered adequate to cover taxable income, if any, for fiscal 2001.* During fiscal 2000 approximately $2,600,000 of net operating loss carryforwards were so utilized.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalent and trading marketable securities balances at March 31, 2000 stood at $3,017,000 compared to $59,000 at March 31, 1999. At March 31, 2000, we also held approximately $3,030,000 of publicly-traded stock which is restricted from sale until approximately September 1, 2000. As of May 18, 2000, these shares were valued at approximately $1,500,000 based on then-current market prices.

        The $3,854,000 of cash flows from operating activities consisted of net income of approximately $2,912,000 increased by the noncash compensation, depreciation and amortization of $728,000. Changes in operating assets and liabilities and ESOP contributions generated the remaining net positive change of $250,000. Net cash provided by operating activities of $3,854,000 in fiscal 2000 compares to $771,000 provided in fiscal 1999. Net cash used in investing activities of $2,455,468 consisted of $79,000 for property and equipment, $302,000 for capitalized software and development costs and $2,876,000 for purchase of short-term investments. These amounts were offset by $801,000 in proceeds from a note receivable and the sale of short-term investments. The $2,455,468 of net cash used in investing activities compares to $341,468 used in fiscal 1999. Net cash used in financing activities of $12,812 consisted of payments on capital lease obligations, line of credit, notes payable and retirement of treasury stock in the amount of $584,000, offset by borrowings under the line of credit and sales of common stock and exercise of stock options of $597,000. Net cash used in financing activities of $12,812 compares to $(428,809) in fiscal 1999.

        Our total obligations, excluding deferred income items, totaled $796,000 at March 31, 2000 compared to $669,000 at March 31, 1999.

        At March 31, 2000, we had no outstanding balance on our line of credit facility. We have a bank line of credit of $500,000 based upon selling our accounts receivable with recourse. We believe current cash and cash equivalent balances, along with our ability to sell restricted securities starting in September 2000, are adequate to fund operations as well as continued costs and expenses of litigation, through fiscal 2001.*

ITEM 7. FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Timeline, Inc.:

We have audited the accompanying balance sheets of Timeline, Inc. (a Washington corporation) as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                            /s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
  April 28, 2000 (except with respect to Note 12, as to which the date is May 31,2000)

                                 TIMELINE, INC.

                    BALANCE SHEETS -- MARCH 31, 2000 AND 1999

                                     ASSETS

                                                                               2000              1999
                                                                            -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 1,470,703       $    59,453
  Marketable securities - trading                                             1,546,256                --
  Short-term restricted investments                                           3,030,000                --
  Securities held for others                                                    170,000                --
  Accounts receivable (including $8,345 and $195,150 from affiliates),
    net of allowance of $38,500 and $52,010                                     323,387           559,666
  Note receivable from affiliate                                                    516            13,567
  Prepaid expenses and other                                                     69,856            56,888
                                                                            -----------       -----------

               Total current assets                                           6,610,718           689,574

PROPERTY AND EQUIPMENT, net of accumulated
  Depreciation of $1,794,311 and $1,624,597                                     266,073           371,850

CAPITALIZED SOFTWARE COSTS, net of accumulated
  Amortization of $171,051 and $1,131,458                                       655,199           628,508

OTHER ASSETS                                                                      2,185             2,185
                                                                            -----------       -----------

               Total assets                                                 $ 7,534,175       $ 1,692,117
                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $   303,885       $   142,487
  Accrued expenses                                                              487,921           355,125
  Line of credit                                                                     --            23,705
  Deferred revenues                                                             372,000           418,827
  Current portion of long-term debt                                                  --           132,578
   Current portion of obligations under capital leases                            4,309            10,705
                                                                            -----------       -----------

               Total current liabilities                                      1,168,115         1,083,427

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                             --             4,309
                                                                            -----------       -----------

               Total liabilities                                              1,168,115         1,087,736
                                                                            -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,449,112 and 3,191,368 issued and outstanding                               34,492            31,946
  Additional paid-in capital                                                  9,124,178         9,070,865
  Unearned ESOP shares                                                               --          (135,417)
  Other comprehensive income                                                  2,658,825                --
  Accumulated deficit                                                        (5,451,435)       (8,363,013)
                                                                            -----------       -----------

               Total stockholders' equity                                     6,366,060           604,381
                                                                            -----------       -----------

               Total liabilities and stockholders' equity                   $ 7,534,175       $ 1,692,117
                                                                            ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                  2000              1999
                                                              -----------       -----------
REVENUE
  Software license                                            $ 6,329,477       $ 1,793,526
  Software development                                             49,340            41,163
  Maintenance                                                     833,361           854,290
  Consulting                                                      733,741           712,585
                                                              -----------       -----------

           Total revenues                                       7,945,919         3,401,564
                                                              -----------       -----------

COST OF REVENUES                                                1,156,204           941,857
                                                              -----------       -----------

           Gross profit                                         6,789,715         2,459,707
                                                              -----------       -----------

OPERATING EXPENSES:
  Sales and marketing                                             617,435           598,946
  General and administrative                                    2,364,998         1,328,715
  Research and development                                      1,161,476           656,798
  Depreciation and amortization                                   182,274           196,239
                                                              -----------       -----------

           Total operating expenses                             4,326,183         2,780,698

           Gain (loss) from operations                          2,463,532          (320,991)
                                                              -----------       -----------

OTHER INCOME (EXPENSE):
  Gain on sale of securities                                      334,322                --
  Unrealized gain on trading securities                            56,828                --
  Interest expense and other                                      (32,649)          (57,010)
  Interest income and other                                       145,053            11,990
                                                              -----------       -----------

           Total other income (expense)                           503,554           (45,020)
                                                              -----------       -----------

           Income (loss) before income taxes                    2,967,085          (366,011)

           Income tax provision                                   (55,507)               --
                                                              -----------       -----------

           Net income (loss)                                  $ 2,911,578       $  (366,011)
                                                              ===========       ===========

BASIC NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                            $      0.89       $     (0.12)
                                                              ===========       ===========

DILUTED NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARES                                           $      0.83       $     (0.12)
                                                              ===========       ===========

SHARES USED IN CALCULATION OF BASIC EARNINGS PER SHARE          3,274,673         3,152,834
                                                              ===========       ===========

SHARES USED IN CALCULATION OF DILUTED EARNINGS PER SHARE        3,524,273         3,152,834
                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                    Common Stock          Additional    Unearned         Other
                               ----------------------      Paid-in        ESOP      Comprehensive  Accumulated
                                 Shares       Amount       Capital       Shares         Income       Deficit         Total
                               ----------    --------    -----------    ---------   -------------  -----------    -----------
BALANCE, March 31, 1998         3,214,622    $ 32,147    $ 9,205,706    $(270,833)   $-            $(7,997,002)   $   970,018

  Net loss                             --          --             --           --             --      (366,011)      (366,011)
  Exercise of common stock
    options                           556          37            337           --             --            --            374
  Retirement of ESOP shares       (23,810)       (238)      (135,178)     135,416             --            --             --
                               ----------    --------    -----------    ---------    -----------   -----------    -----------

BALANCE, March 31, 1999         3,191,368    $ 31,946    $ 9,070,865    $(135,417)   $-            $(8,363,013)   $   604,381

  Net Income                           --          --             --           --             --     2,911,578      2,911,578
  Exercise of common stock
  options                         339,995       3,369        306,431           --             --            --        309,800
  Retirement of ESOP shares        (7,251)        (73)      (106,212)     135,417             --            --         29,132
  Stock based compensation             --          --        152,344           --             --            --        152,344
  Unrealized gain on
  available for sale
  securities                           --          --             --           --      2,658,825            --      2,658,825
  Repurchase of common stock      (75,000)       (750)      (299,250)          --             --            --       (300,000)
                               ----------    --------    -----------    ---------    -----------   -----------    -----------

BALANCE, March 31, 2000         3,449,112    $ 34,492    $ 9,124,178    $     --     $ 2,658,825   $(5,451,435)   $ 6,366,060
                               ==========    ========    ===========    =========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                   2000             1999
                                                                -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 2,911,578       $(366,011)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization                                   576,328         464,359
    Loss on disposal of property and equipment                        8,846             711
    Non-cash compensation expense                                   152,344              --
    ESOP contribution compensation expense                           29,132              --
    Changes in operating assets and liabilities:
      Accounts receivable                                           111,279         812,489
      Prepaid expenses and other                                    (12,968)        119,345
      Accounts payable                                              161,398        (147,403)
      Accrued expenses and other                                    (37,204)        (90,305)
      Deferred revenues                                             (46,827)        (41,364)
      Other noncurrent assets                                            --          18,887
                                                                -----------       ---------
             Net cash provided by operating activities            3,853,906         770,708
                                                                -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (79,172)        (78,633)
  Investment in capitalized software and development costs         (301,915)       (424,132)
  Purchase of short-term investments                             (2,875,697)             --
  Proceeds from sale of short-term investments                      788,265              --
  Proceeds from note receivable                                      13,051         161,297
                                                                -----------       ---------
             Net cash used in investing activities               (2,455,468)       (341,468)
                                                                -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                             (10,705)        (10,706)
  Borrowings under line of credit                                   287,012         134,155
  Repayments under line of credit                                  (310,717)       (257,322)
  Payments on notes payable                                        (132,578)       (295,310)
  Retirement of shares/treasury stock                              (130,000)             --
  Sales of common stock and exercise of stock options               309,800             374
                                                                -----------       ---------
             Net cash used in financing activities                   12,812        (428,809)
                                                                -----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,411,250             431
CASH AND CASH EQUIVALENTS, beginning of year                         59,453          59,022
                                                                -----------       ---------

CASH AND CASH EQUIVALENTS, end of year                          $ 1,470,703       $  59,453
                                                                ===========       =========

SUPPLEMENTAL CASH AND NONCASH DISCLOSURES:
  Cash paid during the year for interest                        $    28,708       $  56,510
Non-cash transactions:
  Unrealized gain on available for sale securities                2,658,825              --
  Offset of accounts receivable for capitalized software            125,000              --
  Retirement of unallocated ESOP shares                             104,167         135,416
  Repurchase of common stock for restricted investment              170,000              --
  Prepaid asset financed through accounts payable                        --          81,852

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. THE COMPANY:

Organization

The accompanying financial statements are for Timeline, Inc. (the Company). The Company develops, markets and supports enterprise-wide financial management, budgeting and reporting software. Timeline's software products automatically access and distribute business information with full accounting control.

Operations

As of March 31, 2000, the Company had an excess of current assets over current liabilities of $5,442,603 and had an accumulated deficit of $(5,451,435), with total stockholders' equity of $6,366,060. Management is in the process of evaluating alternatives for raising additional funds and improving results of operations. These alternatives potentially include the continued licensing or sale of part of its patented software, agreements with distribution partners to market the Company's products and entering into additional debt agreements. If these alternatives are unsuccessful, the Company would need to implement a plan to reduce costs substantially until sales from operations generate sufficient cash flows to continue to fund operations and development.*

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Marketable Securities

Marketable securities consist of both equities and debt instruments, the majority of which are under the management of PaineWebber, Inc. and its affiliate. The Company actively buys and sells individual securities in this account and has classified these securities as Trading under the provisions of Statement of Financial Accounting Standards 115. Consistent with the provisions of that statement, the Company has recorded these investments at their fair market value in the accompanying balance sheet. The Company realized gains of $185,147 on sales of these securities during fiscal 2000. This amount is included as a component of the gain on sale of securities in the accompanying statement of operations. In addition, the Company recognized unrealized gains of $56,828 in fiscal 2000 resulting from the appreciation of these securities fair market values. This amount is included in the accompanying statement of operations.

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

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility of a product line has been established. Amortization is recognized using the straight-line method over the products' estimated economic life of three years. Amortization starts when the product is available for general release to customers. During fiscal 2000 and 1999, the Company capitalized $426,915 and $424,131, respectively, of software development costs. The fiscal 2000 amount includes $125,000 of software that was acquired in a non-cash exchange for the offset of accounts receivable from a related party (see Note 11). Amortization expense for fiscal 2000 and 1999 was $400,225 and $268,120, respectively. The Company changed the estimated useful life of certain software products in fiscal 2000, which contributed to the large increase in amortization expense. This amortization is included in cost of revenues in the accompanying statements of operations.

All research and development costs are expensed as incurred.

Revenue Recognition

Revenue from software licenses is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Software licenses sold for which there are still significant vendor obligations or right of return, are recorded as deferred revenue and are recognized as revenue upon the fulfillment of the obligation or lapse of the return period. Software licenses typically include a three-month warranty period. The revenues attributable to the warranty are recognized ratably over the warranty period.

The Company enters into post-contract customer-support maintenance agreements, which are renewable annually. Revenue from these maintenance agreements is recognized ratably over the maintenance period.

The Company also enters into separately priced consulting agreements with its customers to provide installation, training and other consulting services. These agreements are generally priced on a time and materials basis and revenues are recognized as the services are performed. The nature of the services does not significantly alter the licensed software.

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

The computation of diluted net income (loss) per common and common equivalent share is as follows at March 31:

                                                                          2000             1999
                                                                      -----------       -----------
Net income (loss)                                                     $ 2,911,578       $  (366,011)
                                                                      -----------       -----------

Weighted average common shares outstanding                              3,274,668         3,152,834
Plus:  dilutive options and warrants                                      577,926                --
Less:  shares assumed repurchased with proceeds from exercise            (328,326)               --
                                                                      -----------       -----------

Weighted average common and common equivalent shares outstanding        3,524,268         3,152,834
                                                                      -----------       -----------

Diluted net income (loss) per common and common equivalent share      $       .83       $      (.12)
                                                                      ===========       ===========

The calculation of diluted net income (loss) per common and common equivalent does not include 41,025 and 1,964,911 options and warrants in 2000 and 1999, respectively, as they are antidilutive.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform them to the current year's presentation.

3. RESTRICTED INVESTMENTS:

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. (Broadbase) in the U.S. Federal District Court for Western Washington. Under the agreement reached between the parties, Broadbase has licensed the Timeline technology covered under U.S. Patent Nos. 5,802,511, 6,023,694 and 6,026,392 for a license fee of $602,000, of which
$210,000 was cash and the remainder was restricted stock. An additional $40,000 in cash was received from Broadbase and was recorded as other income. The 80,000 shares of Broadbase restricted common stock was recorded at a value of $4.90 per share as of the date of the licensing agreement. The Company is unable to transfer ownership of this common stock for a period of one year from the date of the licensing agreement. The Company has committed to transfer 4,250 shares to certain shareholders in connection with the repurchase of the Company's common stock (see Note 11). Additionally, the Company has classified the stock to be transferred as securities held for others. At March 31, 2000, the reported value of Broadbase's publicly traded common stock was $40.00 per share. The total value of noncommitted Broadbase restricted common stock was $3,030,000 at March 31, 2000. The unrealized gain on this stock of $2,658,825 at March 31, 2000, is included in other comprehensive income in the accompanying balance sheet. As of April 28, 2000, the reported value of Broadbase publicly traded common stock had decreased to $15.82 per share. Broadbase completed a two-for-one stock split on April 10, 2000. All per share amounts have been adjusted to reflect this stock split.

4. MAJOR CUSTOMERS:

During fiscal 2000, one customer comprised approximately 63% of the Company's total revenue. During 1999, two customers comprised approximately 28% and 14% of the Company's total revenue. At March 31, 2000, approximately 23% and 11%, of the accounts receivable balance was due from the Company's two largest customers. At March 31, 1999, approximately 32%, 14% and 12% of the accounts receivable balance was due from the Company's three largest customers.

5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at March 31:

                                                                         2000          1999
                                                                      ----------    -----------
Computer equipment                                                    $1,625,052     $1,553,018
Office equipment                                                         435,332        443,429
                                                                      ----------    -----------

                                                                       2,060,384      1,996,447
            Less-- accumulated depreciation                           (1,794,311)    (1,624,597)
                                                                      ----------    -----------

            Total property and equipment                               $ 266,073    $   371,850
                                                                      ==========    ===========

6. FINANCING ARRANGEMENTS:

Line of Credit

In May 1997, the Company entered into a line of credit agreement with its primary lender. Under the agreement, the Company may sell receivables with recourse in an amount up to $500,000. Interest on the line of credit is calculated at 2.50% of the average monthly balance plus a 1% administration fee. At March 31, 2000 and 1999, $0 and $23,705 was outstanding under this agreement, respectively.

Secured Promissory Note

During May 1997, the Company borrowed $150,000 under a secured promissory note agreement. The note was secured by certain property and equipment and bore interest at 22.5%. At March 31, 1999, $28,411 was outstanding under this agreement. This amount was paid in full during fiscal 2000.

Employee Stock Ownership Plan

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which was a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and was secured by a pledge of the shares purchased and was guaranteed by the Company and the chief executive officer.

Funds for payment of the note principal and interest were obtained by the ESOP from employee contributions and a Company match as well as Company advances to the ESOP. The outstanding balance of $0 and $104,167 at March 31, 2000 and 1999, respectively, on the ESOP note is included as a liability on the balance sheet. The Company has recorded the cost of unallocated shares as unearned ESOP shares. During 2000 and 1999, the Company applied $104,167 and $135,416, respectively, of its prepayments to the ESOP to repurchase and retire 7,251 and 23,810 shares, respectively, of its common stock. In addition, during fiscal 2000, the Company contributed $100,000 in cash to the ESOP. No cash contribution was made in fiscal 1999.

The ESOP note bore interest at the prime rate plus 2% (10.5% at March 31, 1999).

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

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) as of March 31 are as follows:

                                             2000              1999
                                         -----------       -----------
Net operating loss carryforward          $ 1,042,000       $ 2,008,000
Research and experimentation credit          800,000           800,000
Deferred revenues                            126,000           142,000
Capitalized software costs                  (223,000)         (214,000)
Other                                         45,000            70,000
                                         -----------       -----------

                                           1,790,000         2,806,000

Less - valuation allowance                (1,790,000)       (2,806,000)
                                         -----------       -----------

     Net deferred tax assets             $        --       $        --
                                         ===========       ===========

The net operating loss carryforwards and research and experimentation credit carryforwards expire through 2018.

The valuation allowance decreased by $1,016,000 during the year ended March 31, 2000 and decreased by $83,000 during 1999.

In connection with the initial public offering, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits of $1,753,000 and $221,000, respectively, which may be used in any given year to approximately $300,000.

The provisions for income taxes attributable to continuing operations are as follows:

                             2000          1999
                           -------      ---------
Current                    $55,507      $      --
Deferred                        --             --
                           -------      ---------

      Total provision      $55,507      $      --
                           =======      =========

Reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

                                                                  2000         1999
                                                                 -------      -------
Federal income tax expense (benefit) at U.S. statutory rates      34.0 %      (34.0)%
Non-deductible expenses                                            0.2 %        1.1 %
Alternative Minimum Taxes                                          1.9 %         -- %
(Decrease) Increase in deferred tax valuation allowance          (34.2)%       32.9 %
                                                                 -----        ------
Provision for income taxes                                         1.9 %         -- %
                                                                 =====        ======

8. 401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 20% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $17,424 and $4,025 to the plan during the years ended March 31, 2000 and 1999, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Litigation

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that the Company believes infringe on its patent rights under U.S. Patent Nos. 5,802,511, 6,023,694 and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001. From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under these patents or its intellectual property rights generally.*

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit and intends to vigorously defend itself in this lawsuit.* This litigation process is in the discovery phase, and the trial is set for December 2000.

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under both capital and operating leases as of March 31, 2000:


                                                         Capital     Operating
                                                         -------    ----------
               2001                                       $5,141    $  263,298
               2002                                           --       356,059
               2003                                           --       376,691
               2004                                           --       385,001
                                                          ------    ----------

                  Total minimum lease payments             5,141    $1,381,049
                                                                    ==========
               Less-- amount representing interest
                   and tax costs                            (832)
                                                          ------
               Present value of net minimum
                 lease payments--all current              $4,309
                                                          ======


Rent expense amounted to $241,269 and $246,303 for the years ended March 31, 2000 and 1999, respectively.

10. STOCKHOLDERS' EQUITY:

Stock Options and Warrants

The Company has a 1994 Stock Option Plan (the "1994 Plan") and a Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 475,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 151,125 are available for grant as of March 31, 2000. The exercise price of any options to be granted is equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. At March 31, 2000, the Company had granted options to purchase 255,273 shares of common stock, including those described in the following paragraphs, which are not part of these option plans. As of March 31, 2000, no further option grants are available under the Old Plan. Options under these plans generally vest ratably over three- or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

In November 1997, the Company granted a performance-based stock option to the President and CEO to purchase 75,000 shares of common stock at an exercise price of $1.00 per share. One half of the shares under this option vested when the Company's common stock closed trading at a price of $2.00 per share for a period of 10 consecutive days, and the remaining one-half of the shares under this option vested when the Company's common stock closed trading at a price of $3.00 per share for a period of 10 consecutive days. This option vested in full during fiscal 2000, and the Company recognized a total of $152,344 in non-cash compensation expense.

In February 1999, the Company granted a second performance-based stock option to the President and CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2000.

In November 1999, the Company granted a third performance-based stock option to the President and CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2000.

Options outstanding as of each period are as follows:

                                                           Weighted
                                        Number of           Average
                                         Options        Exercise Price
                                        ---------       --------------
Balance, March 31, 1998                  484,611             $1.68
   Granted                               172,500              1.23
   Exercised                              (5,000)             1.00
   Canceled                              (44,200)             2.35
                                         -------             -----

Balance, March 31, 1999                  607,911             $1.50
   Granted                               108,500              1.41
   Exercised                             (39,322)              .23
   Canceled                              (60,275)             2.72
                                         -------             -----

Balance, March 31, 2000                  616,814             $1.46
                                         =======             =====

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been increased to the pro forma amounts indicated below:


                                        2000             1999
                                     ----------       ----------
Net income (loss) - as reported      $2,911,578       $(366,011)
Net income (loss) - pro forma         2,831,799        (466,352)
Basic net income (loss) per
  common share - as reported                .89            (.12)
Basic net income (loss) per
  common share - pro forma                  .86            (.15)
Diluted net income (loss) per
  common share - as reported                .83            (.12)
Diluted net income (loss) per
  common share - pro forma                  .80            (.15)

The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2000 and 1999: zero dividend yield; expected volatility of 97% and 102%, respectively; risk-free interest rates varying by grant date between 6.00% and 6.38%; and expected lives of five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average grant date fair value of options granted during fiscal 2000 and 1999, was $.99 and $.76, respectively.

In connection with its initial public offering, the Company issued warrants to purchase 1,000,000 shares of common stock for $6.25 per share, subject to adjustment. These warrants expired on January 18, 2000.

In March 1998, the Company sold warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share. These warrants were sold for $100,000 in connection with a software development agreement. In February 2000, these warrants were exercised in full.

In September 1998 and March 1999, the Company issued warrants to purchase 21,000 and 21,000 shares of common stock, respectively, with an exercise price of $1.00 per share, to outside consultants in exchange for services rendered. These warrants have a term of 5 years.

Information relating to stock options outstanding and stock options exercisable at March 31, 1999 is as follows:

                                                      Options Outstanding       Options Exercisable
                                                   ------------------------    ---------------------
                                                     Weighted      Weighted                 Weighted
                                                      Average       Average                 Average
                                       Number        Remaining     Exercise      Number     Exercise
    Range of Exercise Prices          of Shares    Life in Years    Price      of Shares      Price
    ------------------------          ---------    -------------   --------    ---------    --------
$.06 .............................      32,322          3.4        $  .06        32,322       $  .06

$1.00-$2.19 ......................     511,104          8.1          1.22       263,104         1.22

$3.57-$6.75 ......................      73,388          5.1          3.70        73,388         3.70
                                        ------          ---        ------       -------       ------

Totals                                 616,814          7.5        $ 1.46       368,814       $ 1.61
                                       =======          ===        ======       =======       ======

11. RELATED PARTY TRANSACTIONS:

The Company's transactions with related parties are as follows:

Analyst Financials

In July, 1997, the Company sold a majority interest in its then wholly-owned subsidiary, Timeline Europe Ltd. (Analyst Financials). As a result, the Company's ownership interest in Analyst Financials was reduced to 12.5% and the Analyst Financials management team and certain outside investors obtained an 87.5% ownership interest in Analyst Financials.

In connection with the sale of the majority interest in Analyst Financials, the Company and Analyst Financials executed a Distributorship Agreement and Source Code License which allowed Analyst Financials to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to the Company. The licensing fees are based on a percentage of revenues generated by Analyst Financials. During the term of this agreement, Analyst Financials has the right to market and license certain of the Company's products to the exclusion of the Company in Europe, the Middle East and Africa. The Company recorded revenues under this agreement of $226,207 and $183,872 in fiscal 2000 and 1999, respectively.

In September, 1999, the Company purchased certain software source code from Analyst Financials. Timeline paid Analyst Financials $85,000 in cash and offset a receivable from Analyst Financials in the amount of $125,000. The offset of this receivable has been included as a non-cash transaction in the accompanying statement of cash flows.

Stock Exchange

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders will receive 4,250 shares of Broadbase Software, Inc. common stock after the transfer restrictions lapse in September 2000. The shareholders also received a cash payment of $130,000 at the date of that agreement. As part of this transaction, the Company recognized the unrealized gain on the 4,250 shares of Broadbase common stock of $149,175. This amount is included as a component of the gain on sale of securities in the accompanying statement of operations. The Company has recorded a liability of $170,000, which represents the fair value of the shares to be transferred at the date of this agreement. This amount is included in accrued expenses in the accompanying Balance Sheet.

12. SUBSEQUENT EVENT:

On May 31, 2000, the Company announced that it had entered into a binding letter of intent to acquire all of the outstanding equity of Analyst Financials Limited. Upon completion of the transaction, Analyst Financials will become a wholly-owned subsidiary responsible for the Company's operations throughout Europe, the Middle East and Africa. The purchase price for the equity of Analyst Financials will be approximately Pound Sterling875,000. The Company has the option to pay the purchase price in cash, common stock or a combination of cash and common stock. The Company expects to complete the transaction on a stock-for-stock basis.* Under the terms of the letter of intent, the purchase price is subject to adjustment based on the results of operation through the closing of the transaction. The Company has agreed to deposit with Analyst Financials a forfeitable bond of Pound Sterling50,000 once all of the shareholders of Analyst Financials have signed a letter of intent. If the transaction is not completed, the Company may forfeit the bond.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         EXHIBIT
          NUMBER                         DESCRIPTION
       ------------                      -----------
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

                      Common Stock Purchase Warrants issued in consideration of loans or loan guarantees:

       10.5.A*            Warrant issued July 31, 1994 to Frederick W. Dean

       10.5.B*            Warrant issued July 31, 1994 to Charles R. Osenbaugh

       10.5.C*            Warrant issued July 31, 1994 to John W. Calahan

       10.6*          Form of Indemnification Agreement with directors and officers

       10.7*          Form of Employee (Confidentiality) Agreement

       EXHIBIT
        NUMBER                            DESCRIPTION
       -------                            -----------

       10.8*          Form of License Agreement for Computer Application Software
                      (client/server)

       10.9*          Form of License Agreement for Computer Application Software
                      (VAX-based)

       10.10*         Form of Basic Service for Software Agreement

       10.11*         Form of Value Added Reseller (Distribution) Agreement

       10.12*         Solution Provider Agreement with Microsoft Corporation dated
                      September 23, 1994

       10.13.A****    Lease Agreement dated September 8, 1995, as amended, with G&W
                      Investment Partners

       10.13.B*****   Amendment to Lease Agreement dated March 20, 1999, with G&W
                      Investment Partners

       10.13C         Amendment to Lease Agreement dated March 10, 2000 with
                      MONY Life Insurance Company

       10.14***       Form of Consulting Partners Agreement

       10.15*****     Patent License Agreement with Microsoft

       10.16*****     Amended and Restated Accounts Receivable Purchase Agreement
                      with Silicon Valley Bank

       21.1*          Subsidiary of Timeline, Inc

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

 ****Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1997.

*****Incorporated herein by reference from Item 13 of Registrant's Form 10-KSB for the year ended March 31, 1999.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Timeline, Inc.


                                            By: /s/ Charles R. Osenbaugh
                                               ---------------------------------
                                               Charles R. Osenbaugh, President

                                            Dated:  June 12, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                           Capacities                        Date
             ---------                           ----------                        ----

                                                  Director
      /s/ Charles R. Osenbaugh                   President                     June 12, 2000
-------------------------------------     Chief Executive Officer
        Charles R. Osenbaugh              Chief Financial Officer
                                               and Treasurer


                                                  Director
       /s/ Frederick W. Dean             Executive Vice President -            June 12, 2000
-------------------------------------
         Frederick W. Dean


       /s/ Donald K. Babcock                      Director                     June 12, 2000
-------------------------------------
         Donald K. Babcock


        /s/ Kent L. Johnson                       Director                     June 12, 2000
-------------------------------------
          Kent L. Johnson