Form 10QSB
period 2000-06-30
TIMELINE INC
filed 2000-08-14
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000     COMMISSION FILE NUMBER  1-13524



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


           WASHINGTON                                            91-1590734
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                        3055 112TH AVENUE N.E., SUITE 106
                               BELLEVUE, WA 98004
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               OUTSTANDING AT
           CLASS                                               JULY 30, 2000
Common Stock, $.01 Par Value                                     3,755,926


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              AS OF                     AS OF
                                                                          JUNE 30, 2000            MARCH 31, 2000
                                                                          -------------            --------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   701,814               $ 1,470,703
  Marketable securities - trading                                            1,644,659                 1,546,256
  Short-term investments                                                     1,837,080                 3,030,000
  Securities held for others                                                   170,000                   170,000
  Accounts receivable net of allowance of $43,328 and $38,500                  728,982                   323,387
  Prepaid expenses and other                                                    66,935                    69,856
  Receivables from affiliates                                                    1,446                       516
                                                                           -----------               -----------
      Total current assets                                                   5,150,916                 6,610,718
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,841,411 and $1,794,311                                    261,497                   266,073
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $215,200 and $171,051                                        652,256                   655,199
INTANGIBLE ASSETS, net                                                       1,102,185                     2,185
GOODWILL, net                                                                  213,190                        --
                                                                           -----------               -----------
      Total assets                                                         $ 7,380,044               $ 7,534,175
                                                                           ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $ 1,162,142               $   303,885
  Accrued expenses                                                             530,458                   487,921
  Notes payable                                                                 41,967                        --
  Deferred revenue                                                             229,197                   372,000
  Current portion of capital leases                                              1,633                     4,309
                                                                           -----------               -----------
      Total current liabilities                                              1,965,397                 1,168,115
                                                                           -----------               -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                                  37,535                    34,492
  Additional paid-in capital                                                 9,919,160                 9,124,178
  Other comprehensive income                                                 1,539,405                 2,658,825
  Accumulated deficit                                                       (6,081,453)               (5,451,435)
                                                                           -----------               -----------
      Total stockholders' equity                                             5,414,647                 6,366,060
                                                                           -----------               -----------
      Total liabilities and stockholders' equity                           $ 7,380,044               $ 7,534,175
                                                                           ===========               ===========



    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000                      1999
                                                                    -----------               -----------
REVENUES:
  Software license                                                  $   112,391               $ 5,076,656
  Maintenance                                                           154,262                   205,069
  Consulting and other                                                   78,158                   206,519
                                                                    -----------               -----------
    Total revenues                                                      344,811                 5,488,244

COST OF REVENUES:                                                       178,439                   390,537
                                                                    -----------               -----------
  Gross profit                                                          166,372                 5,097,707
                                                                    -----------               -----------

OPERATING EXPENSE:
  Sales and marketing                                                   234,338                   246,200
  Research and development                                              321,477                   307,180
  General and administrative                                            571,420                   719,446
  Depreciation                                                           47,100                    48,000
                                                                    -----------               -----------
    Total operating expenses                                          1,174,335                 1,320,826
                                                                    -----------               -----------
    (Loss) income from operations                                    (1,007,963)                3,776,881

OTHER INCOME (EXPENSE):
  Gain on securities                                                    273,641                        --
  Interest expense and other                                             (4,508)                   (8,051)
  Interest income and other                                              10,099                       961
                                                                    ===========               ===========
    Net (loss) income                                               $  (728,731)              $ 3,769,791
                                                                    ===========               ===========

Basic net (loss) income per common share                            $     (0.21)              $      1.19
                                                                    ===========               ===========
Diluted net (loss) income per common and common
equivalent share                                                    $     (0.21)              $      1.17
                                                                    ===========               ===========

Shares used in calculation of basic earnings per share                3,449,612                 3,159,432
                                                                    ===========               ===========
Shares used in calculation of diluted earnings per
share                                                                 3,449,612                 3,221,099
                                                                    ===========               ===========



    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                 2000                      1999
                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by operating activities                         $(1,080,266)              $ 4,025,666
                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in Analyst Financials Ltd. acquisition                             29,056                        --
  Purchase of property and equipment                                              (18,954)                  (13,261)
  Capitalized software costs                                                      (41,208)                  (30,857)
  Purchase of short-term investments                                             (586,150)               (3,799,551)
  Proceeds from sale of short-term investments                                    933,600                        --
  Proceeds from note receivable                                                      (930)                       --
                                                                              -----------               -----------
     Net cash provided by (used in) investing activities                          315,414                (3,843,669)
                                                                              -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                                      --                   287,012
  Payments on notes payable                                                        (1,861)                 (132,578)
  Payments on line of credit                                                           --                  (278,915)
  Payments on capital lease obligations                                            (2,676)                   (2,676)
  Proceeds from exercise of common stock options                                      500                     1,940
                                                                              -----------               -----------
      Net cash (used in) financing activities                                      (4,037)                 (125,217)
                                                                              -----------               -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (768,889)                   56,780
CASH AND CASH EQUIVALENTS,  beginning of period                                 1,470,703                    59,453
                                                                              -----------               -----------

CASH AND CASH EQUIVALENTS,  end of period                                     $   701,814               $   116,233
                                                                              ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                    $     4,508               $    11,886
Non-cash transactions:
    Equity consideration for Analyst Financials Ltd. acquisition                  797,525                        --
    Unrealized gain of available for sale securities                            1,119,420                        --



    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.      INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2000, previously reported.

2.      BASIS OF PRESENTATION

On June 30, 2000, the Company acquired the assets and liabilities of Analyst Financial Ltd. (AFL), a United Kingdom company (the AFL Acquisition) (See Note
7). AFL is a wholly-owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of AFL. All intercompany balances and transactions have been eliminated in consolidation.

3.      MARKETABLE SECURITIES

The Company invests in various marketable securities through investment accounts with brokers. At June 30, 2000, these investments included common and preferred stock and had a fair market value of $1,644,659. The Company has classified these investments as trading securities under Statement of Accounting Standards
(SFAS) 115 as it is the Company's intent to actively buy and sell individual securities within these investment accounts.

4.      RESTRICTED INVESTMENTS

In September, 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. (Broadbase). As part of the settlement, the Company received 80,000 shares of Broadbase restricted common stock with a fair market value of $392,000 at the date of the settlement. The Company is subject to restrictions on the sale of these securities for a period of one year from the date that they were received.

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders will receive 4,250 shares of Broadbase common stock after the transfer restrictions lapse in September 2000. The shareholders also received a cash payment of $130,000 at the date of that agreement. In connection with this transaction, the Company recognized the unrealized gain of $149,175 on these shares. This amount is included as a component of the gain on securities in the accompanying statement of operations. The Company has recorded a liability of $170,000, which represents the fair value of the shares to be transferred at the date of this agreement. This amount is included in accrued expenses in the accompanying Balance Sheet.

In June, 2000, the Company sold 15,000 shares of Broadbase common stock to their investment broker at a price of $30.24 per share. In connection with this transaction the Company recognized the unrealized gain of $380,100 on these shares. This amount is included as a component of the gain on securities in the accompanying statement of operations.

The total value of noncommitted Broadbase restricted common stock was $1,837,080 at June 30, 2000. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized gain on this stock of $1,539,405 at June 30, 2000, is included in other comprehensive income in the accompanying balance sheet. Broadbase completed a two-for-one stock split on April 10, 2000. All per share amounts have been adjusted to reflect this stock split.

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

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month periods ended June 30, 2000 and 1999:

                                                                      Three Months Ended
                                                             -------------------------------------
                                                               June 30,                 June 30,
                                                                2000                     1999
                                                             -----------               -----------
Net income (loss)                                            $  (728,731)              $ 3,769,791
                                                             -----------               -----------

Weighted average common shares outstanding                     3,449,612                 3,159,432
Plus:  dilutive options and warrants                                  --                   781,822
Less:  shares assumed repurchased with proceeds
    from exercise                                                     --                  (720,155)
                                                             -----------               -----------
Weighted average common and common equivalent
    shares outstanding                                         3,449,612                 3,221,099
                                                             ===========               ===========

Diluted net income (loss) per common and common
    equivalent share                                         $     (0.21)              $      1.17
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

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company's claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the Company's patented technology licensed to Microsoft. The litigation process is in the discovery phase.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

7.      ACQUISITION OF ANALYST FINANCIAL LTD.

The AFL Acquisition included, among other things, the purchase of all of the common stock of AFL, a noncompete agreement from the Seller, the hiring of certain employees who were previously employees of the Seller and certain indemnifications.

The total purchase consideration, including costs of approximately $20,000 to complete the acquisition, was approximately $1,862,419. The purchase consideration consisted of 303,814 shares of Timeline common stock with a total fair market value of $797,525, cash of $20,000 and the assumption of certain liabilities.

In connection with the AFL Acquisition, assets acquired and liabilities assumed were allocated based on estimated fair values of assets and settlement amounts of liabilities as follows (amounts in thousands):

Cash                                     $    29,056
Accounts receivable                          496,603
Property and equipment                        23,570
Intangible assets                          1,313,190
Accounts payable                            (980,905)
Accrued expenses                             (63,989)
                                         -----------
        Net assets acquired              $   817,525
                                         ===========

Intangible assets consist primarily of software source code, customer contracts, skilled workforce and goodwill. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of up to three years.

The following table summarizes the pro forma results of the Company's operations for the quarters ended June 30, 2000 and 1999 assuming that the AFL Acquisition occurred as of the beginning of each quarter. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                        Quarter Ended June 30,
                                                 -------------------------------------
                                                    2000                      1999
                                                 -----------               -----------
Revenue                                          $   823,081               $ 5,854,908
Net (loss) income                                 (1,051,870)                3,452,362
Diluted net (loss) income per share              $     (0.30)              $      1.07

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect the Company's current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS IN THE OTHER SECTIONS OF THIS DOCUMENT, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD-LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED AND MARKED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

REVENUES

                                         Three Months Ended June 30,
                                            2000             1999           Change
----------------------------------------------------------------------------------
(Dollars in Thousands)
License                                      113             5,077           (98)%
Maintenance                                  154               205           (25)%
Consulting                                    78               206           (62)%
                                          ------------------------
Total Revenues                               345             5,488           (94)%
----------------------------------------------------------------------------------

Quarter to quarter license revenues are not directly comparable because software license revenue for the quarter ended June 30, 1999 included a one-time patent license fee from Microsoft Corporation of $5,000,000. Excluding this one-time patent license fee, revenue for the quarter ended June 30, 2000 would have been relatively flat as compared to the same period in fiscal 2000. We believe license fee revenue will be erratic as a large portion of the license fees generated in fiscal 2000 were for patent licenses.* While we are vigorously pursuing additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses. In addition, we are currently in litigation regarding our patents, the ultimate outcome of which could adversely affect our ability to enter into additional patent licenses and our existing patent licenses.

Both quarters reflect software license fee revenue lower than the average of fees per quarter over the last several years. Weakness in the enterprise resource planning (ERP) and accounting software markets is well documented by the weakness in financial results for most ERP vendors. Since Timeline software is either distributed by such vendors as an additional module on their products or as an "after-market" add-on, our results directly reflect any weakness in their markets. Our license revenue for software (as opposed to patent) licenses was generated almost exclusively by Infinium Software, Inc., Electronic Data Systems, Inc. (EDS), Navision a/s, and Analyst Financials Limited (Analyst Financials) during fiscal 2000. We also have in place distribution agreements with Intuitive Manufacturing Systems, Inc., Open Systems, Inc. and Primark, Inc., and we expect to see an increase in contribution to revenue from these distributors throughout fiscal 2001.*

Maintenance revenue decreased 25% for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The decrease in maintenance revenue is due in large part to our subcontracting all maintenance of our VAX operating system-based software to Timeline Business Services LLP, an unaffiliated contractor, effective May 31, 2000. Under the terms of the contract, we receive no fees (other than cost reimbursement) during the initial three months of the contract, and will receive only a portion of the total maintenance fees charged on such software after the inception of the contract. One month of the initial three-month period fell in the June 30, 2000 quarter. We continue to experience increased maintenance revenue from maintenance contracts for our Microsoft-based product lines in the year-to-year quarterly comparisons. Future comparative statements between fiscal quarters may show mixed results for the rest of fiscal 2001 depending upon the timing of new licenses and the expiration of existing maintenance agreements.*

Consulting fees decreased 62% for the first quarter of fiscal 2001 over fiscal 2000. We experienced a substantial decrease in the number of consultants employed in fiscal 2001 as compared to fiscal 2000. Additionally, the level of consulting revenue is directly related to the number of new software licenses signed as the majority of our consulting revenue is generated from installation and training on new licensee implementations.

GROSS PROFIT

                                         Three Months Ended June 30,
                                            2000             1999            Change
-----------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                                166              5,098            (97)%
Percentage of revenues                      48%               93%
-----------------------------------------------------------------------------------

Our gross profit for the first quarter of fiscal 2001 was 97% less than in the comparable period in fiscal 2000 primarily due to the one-time license fee of $5,000,000 paid by Microsoft to the Company in fiscal 2000, which resulted in unusually high gross profits as a percentage of revenue. Without this one-time license fee, our gross profit actually increased 69% in the first quarter of 2001, which continues to reflect an increase of higher-margin software licenses over lower-margin and labor intensive consulting and maintenance revenue.

SALES AND MARKETING EXPENSE

                                         Three Months Ended June 30,
                                            2000             1999            Change
-----------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                         234               246             (5)%
Percentage of revenues                      68%               4%
-----------------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts decreased by 5% between the periods ended June 30, 2000 and June 30, 1999. The sales and marketing expenses for fiscal 2000 included increased bonuses and commissions paid to Company executives in connection with the one-time license fee paid to the Company by Microsoft. Sales and marketing expenses are expected to increase in fiscal 2001 over fiscal 2000 as we intend to increase the number of employees in our sales department.* This is reflective of the increased number of distribution partners who are expected to require representation in fiscal 2001.*

Sales and marketing expenses as a percentage of revenues increased substantially in fiscal 2001 over fiscal 2000 due, in large part, to the higher sales revenue in fiscal 2000 from the Microsoft license. We anticipate that actual costs of sales and marketing will increase dramatically in the future due to our recent acquisition of Analyst Financials, the European distributor of our products. Analyst Financials will serve as a major sales and account management center, thereby increasing the number of sales and marketing employees.* However, such costs as a percentage of revenue may vary widely based upon the level of gross revenue in each quarter.*

In addition, Analyst Financials relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. We expect to continue this direct sales effort through Analyst Financials.* Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. There are no assurances that we will be able to profitably or successfully maintain the direct sales model through Analyst Financials.

RESEARCH AND DEVELOPMENT EXPENSE

                                          Three Months Ended June 30,
                                            2000             1999            Change
-----------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development                      321               307              5%
Percentage of revenues                      93%               6%
-----------------------------------------------------------------------------------

Research and development expenses increased during the quarter ended June 30, 2000 in actual dollar amounts by 5% over the period ended June 30, 1999. The increase is due to normal increases in the cost of labor rather than a significant increase in head count. The period ended June 30, 1999 includes a bonus paid as a result of the one-time license fee paid by Microsoft, without which research and development expense would have increased 12%. While the acquisition of Analyst Financials will increase the number of employees dedicated to research and development, we do not expect this increase to be material. Research and development cost as a percentage of revenue will continue to be far more dependent on the fluctuations in volume of revenue than to an increase in head count.

Research and development expenses during the quarters ended June 30, 2000 and June 30, 1999 were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the fiscal year.* Consequently, we believe research and development expenses will continue to increase slightly over comparable periods of fiscal 2000.*

GENERAL AND ADMINISTRATIVE EXPENSE

                                         Three Months Ended June 30,
                                            2000             1999            Change
-----------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative                    571               719             (21)%
Percentage of revenues                      166%              13%
-----------------------------------------------------------------------------------

General and administrative expenses decreased by 21% between the comparable three-month periods ended June 30, 2000 and June 30, 1999. A significant portion of this decrease is the result of discretionary bonuses to executives in connection with the $5,000,000 license fee from Microsoft in fiscal 2000. Excluding the one-time discretionary bonuses in fiscal 2000, general and administrative expenses actually increased by approximately $102,000 or 21% between the comparable quarters. This increase is in part due to increased legal fees incurred in connection with the various patent lawsuits in which we are involved.

Except for attorneys and expert witness fees associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2001 at levels similar to those experienced in fiscal 2000.* Due to the uncertainties associated with patent litigation and negotiations, it is hard to estimate the level of litigation expenses on an ongoing basis. We anticipate, based upon the current level of activity, that litigation expenses, including expert witness fees, may exceed $200,000 per quarter until the trials currently scheduled for December 2000 and January 2001 are either completed or settled.*

Depreciation expense decreased in the quarter ended June 30, 2000 to $47,000 from $48,000 in the quarter ended June 30, 1999. Due to the acquisition of Analyst Financials at June 30, 2000, depreciation and amortization of intangible assets will greatly increase in future quarters, as the excess purchase price is amortized at a rate of approximately $100,000 per quarter.*

OTHER INCOME (EXPENSE)

Other income (expense) increased from a net expense in the first quarter of fiscal 2000 of approximately $7,000 to a net income in the first quarter of fiscal 2001 of approximately $279,000. The increase was due to realized and unrealized gains on securities of approximately $274,000 and an increase in interest income of approximately $9,000 during the quarter ended June 30, 2000.

INCOME TAX

Income taxes are provided in the statement of operations in accordance with the asset and liability method. We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded. This valuation allowance was increased by approximately $230,000 during the quarter ended June 30, 2000.

In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, we do not expect this to be a factor in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent and marketable securities balances at June 30, 2000 stood at approximately $2,346,000 compared to approximately $3,017,000 at March 31, 2000. At June 30, 2000 we also maintained a balance of approximately $1,837,000 of restricted but unencumbered public securities in addition to our cash and short-term investment balances. At March 31, 2000, the balance of such restricted securities stood at $3,030,000. The decrease in cash is attributable to the loss for the quarter. The decrease in restricted securities is due in part to the decrease in price of the underlying securities and holding fewer such restricted securities due to a previously disclosed stock exchange transaction with two of our shareholders. In addition, we sold 15,000 shares of the restricted securities in June, 2000. Total obligations, excluding deferred income items, totaled approximately $1,736,000 at June 30, 2000 as compared to approximately $796,000 at March 31, 2000. The June 30, 2000 obligations include approximately $784,000 of obligations of Analyst Financials that was consolidated at June 30, 2000.

Net cash used in operating activities was $1,080,000 in the quarter ended June 30, 2000. This was primarily due to our net loss in the quarter. We generated $315,000 from investing activities and used $4,037 for financing activities.

Based on current cash and cash equivalent balances along with our ability to sell restricted securities starting in September 2000, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2001.*

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products, our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to successfully integrate our business operations with Analyst Financials, our ability to manage growth, our ability to integrate our products with those of its third-party distributors and licensees, our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation, Sagent Technologies, Inc. and Oracle Corporation, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

YEAR 2000 COMPLIANCE

We experienced no material issues or problems as a result of the transition into the year 2000 with regard to internal operations or our software products. We will continue to monitor our software products to ensure no problems arise either with regard to Leap Year or Y2K issues, but anticipate no material additional costs.*

                          PART II. - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

In March 1999, we filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that we believe infringe on our patent rights under U.S. Patent Nos. 5,802,511, 6,023,694 and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001.

In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. We believe the claims made by Microsoft have no merit and intend to vigorously defend against this lawsuit.* This litigation process is in the discovery phase, and the trial is set for December 2000.

In July 2000, we filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Our claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the patented technology that we licensed to Microsoft. The litigation process is in the discovery phase.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In June, 2000, we issued 3,000 shares of Common Stock upon exercise of an option at $1.00 per share. The option was granted under the Timeline Employee Stock Option Plan and issued in reliance on Rule 701 under the Securities Act of 1933.

Effective June 30, 2000, we acquired all of the outstanding equity of Analyst Financials Limited, the European distributor for our products. Upon completion of the transaction, Analyst Financials became a wholly-owned subsidiary of Timeline, responsible for our operations throughout Europe, the Middle East and Africa. We completed the transaction on a stock-for-stock basis and issued 303,814 shares of our common stock to certain shareholders of Analyst Financials in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Timeline, Inc.
                                            (Registrant)

Date:  August 14, 2000                      By: /s/ Charles R. Osenbaugh
                                               ---------------------------------
                                            Charles R. Osenbaugh
                                            President/Chief Financial Officer



                                            Signed on behalf of
                                            registrant and as principal
                                            financial officer.