Form 10QSB
period 2000-09-30
TIMELINE INC
filed 2000-11-13
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2000         COMMISSION FILE NUMBER  1-13524


                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                      91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                        OUTSTANDING AT
               CLASS                                   OCTOBER 15, 2000
   Common Stock, $.01 Par Value                            3,793,498

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,        March 31,
                                                                               2000               2000
                                                                           -----------         -----------
CURRENT ASSETS:                                                            (unaudited)          (audited)
  Cash and cash equivalents                                                $   266,281         $ 1,470,703
  Marketable securities -- trading                                           1,026,623           1,546,256
  Marketable securities -- available for sale                                  688,170                  --
  Short-term restricted investments                                                 --           3,030,000
  Securities held for others                                                   170,000             170,000
  Accounts receivable, net of allowance of $33,100 and $38,500                 769,562             323,387
  Prepaid expenses and other                                                   113,864              70,372
                                                                           -----------         -----------
               Total current assets                                          3,034,500           6,610,718
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,079,013 and $1,794,311                                    228,408             266,073
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $246,584 and $163,622                                      1,519,121             555,617
CAPITALIZED PATENTS, net of accumulated amortization of $10,845
  and $7,429                                                                   112,130              99,582
GOODWILL, net of accumulated amortization of $6,562 and $0                      71,714                  --
OTHER ASSETS                                                                     6,552               2,185
                                                                           -----------         -----------
               Total assets                                                $ 4,972,425         $ 7,534,175
                                                                           ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $   328,530         $   303,885
  Accrued expenses                                                             622,743             444,093
  Notes Payable                                                                  8,002              43,828
  Deferred revenues                                                            366,788             372,000
  Current portion of obligations under capital leases                               --               4,309
                                                                           -----------         -----------
               Total current liabilities                                     1,326,063           1,168,115
OTHER LIABILITIES                                                               25,039                  --
                                                                           -----------         -----------
               Total liabilities                                             1,351,102           1,168,115
                                                                           -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    3,761,176 and 3,449,112 issued and outstanding                              37,623              34,492
  Additional paid-in capital                                                 9,927,882           9,124,178
  Other comprehensive income                                                   439,495           2,658,825
  Foreign currency adjustment                                                  (39,397)                 --
  Accumulated deficit                                                       (6,744,280)         (5,451,435)
                                                                           -----------         -----------
               Total stockholders' equity                                    3,621,323           6,366,060
                                                                           -----------         -----------
               Total liabilities and stockholders' equity                  $ 4,972,425         $ 7,534,175
                                                                           ===========         ===========


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                     Six Months Ended
                                          September 30,      September 30,       September 30,       September 30,
                                              2000                1999                2000                1999
                                          -----------         -----------         -----------         -----------
REVENUES:
  Software license                        $   675,534         $   121,957         $   787,925         $   198,612
  Other licenses                                   --             602,000                  --           5,602,000
  Software development                         16,587              22,313              22,116              22,313
  Maintenance                                 186,634             225,406             340,896             430,474
  Consulting and other                        236,579             217,494             309,208             424,013
                                          -----------         -----------         -----------         -----------
    Total revenues                          1,115,334           1,189,170           1,460,145           6,677,412
                                          -----------         -----------         -----------         -----------
COST OF REVENUES:                             301,486             251,956             479,926             642,493
                                          -----------         -----------         -----------         -----------
  Gross profit                                813,848             937,214             980,219           6,034,919
                                          -----------         -----------         -----------         -----------
OPERATING EXPENSE:
  Sales and marketing                         357,411             133,857             591,748             380,057
  Research and development                    336,667             304,429             658,145             611,610
  General and administrative                  698,614             459,798           1,270,034           1,179,244
  Depreciation                                 37,028              42,775              84,128              90,775
  Amortization: intangibles/
    goodwill                                  100,494                  --             100,494                  --
                                          -----------         -----------         -----------         -----------
    Total operating expenses                1,530,214             940,859           2,704,549           2,261,686
                                          -----------         -----------         -----------         -----------
    (Loss) income from operations            (716,366)             (3,645)         (1,724,330)          3,773,233

OTHER INCOME (EXPENSE):
  Gain on securities                          181,125                  --             454,765                  --
  Interest expense and other                  (31,452)            (15,146)            (35,961)            (23,196)
  Other income                                 (2,245)             40,000              (2,244)             40,000
  Interest income                               4,825              42,805              14,924              43,766
                                          -----------         -----------         -----------         -----------
    Total other income                        152,253              67,659             431,484              60,570
                                          -----------         -----------         -----------         -----------
      Net (loss) income                   $  (564,113)        $    64,014         $(1,292,846)        $ 3,833,803
                                          ===========         ===========         ===========         ===========
Basic net (loss) income per
   common share                           $     (0.15)        $      0.02         $     (0.36)        $      1.19
                                          ===========         ===========         ===========         ===========
Diluted net (loss) income per
   common and common equivalent share     $     (0.15)        $      0.02         $     (0.36)        $      1.10
                                          ===========         ===========         ===========         ===========
Shares used in calculation of
   basic earnings per share                 3,757,817           3,223,709           3,603,715           3,212,935
                                          ===========         ===========         ===========         ===========
Shares used in calculation of
   diluted earnings per share               3,757,817           3,617,587           3,603,715           3,483,865
                                          ===========         ===========         ===========         ===========

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     2000                1999
                                                                 -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net cash (used in) provided by operations                    $(2,174,707)        $ 4,282,638
                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in AFL acquisition                                    29,056                  --
  Purchase of property and equipment                                 (19,085)            (27,065)
  Proceeds from property and equipment                                22,075                  --
  Payments for capitalized software development costs                (87,486)           (158,607)
  Purchase of short-term investments                                (586,150)         (4,432,859)
  Proceeds from sale of short-term investments                     1,683,049             425,000
  (Issuance) proceeds of note receivable                                (952)              8,204
                                                                 -----------         -----------
    Net cash provided by (used in) investing activities            1,040,507          (4,185,327)
                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                                (4,309)            (15,014)
  Payment of notes payable                                           (35,826)                 --
  Borrowing under line of credit                                          --             287,012
  Repayments under line of credit                                         --            (310,717)
  Payment on long term debt                                               --            (122,916)
  Exercise of stock options/warrants                                   9,310              31,070
                                                                 -----------         -----------
    Net cash used in financing activities                            (30,825)           (130,565)
                                                                 -----------         -----------
EFFECT OF FOREIGN EXCHANGE RATE                                      (39,397)                 --

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (1,204,422)            (33,254)

CASH AND CASH EQUIVALENTS, beginning of period                     1,470,703              59,453
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                         $   266,281         $    26,199
                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during year                             $     4,508         $    20,199

Non-cash transactions:
  Equity consideration for AFL acquisition                           797,525                  --
  Unrealized (loss) gain on available for sale securities         (2,219,330)            246,000
  Offset of accounts receivable for capitalized software                  --             125,000
  Retirement of unallocated ESOP shares                                   --             135,417


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000


1.      INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated interim financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month and six-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2000, previously reported.

2.      MARKETABLE SECURITIES -- TRADING

The Company invests in various marketable securities through investment accounts with brokers. At September 30, 2000, these investments included common and preferred stock and had a fair market value of $1,026,623. The Company has classified these investments as trading securities under Statement of Accounting Standards (SFAS) 115 as it is the Company's intent to actively buy and sell individual securities within these investment accounts.

3.      MARKETABLE SECURITIES -- AVAILABLE FOR SALE

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. (Broadbase). As part of the settlement, the Company received 80,000 shares of Broadbase restricted common stock with a fair market value of $392,000 at the date of the settlement. The Company was subject to restrictions on the sale of these securities for a period of one year from the date that they were received. These restrictions lapsed in September 2000. Accordingly, the Company has reclassified this investment as marketable securities in the accompanying balance sheets.

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders will receive 4,250 shares of Broadbase common stock after the transfer restrictions lapse in September 2000. The shareholders also received a cash payment of $130,000 at the date of that agreement. In connection with this transaction, the Company recognized the unrealized gain of $149,175 on these shares. This amount is included as a component of the gain on securities in the accompanying statement of operations. The Company has recorded a liability of $170,000, which represents the fair value of the shares to be transferred at the date of that agreement. This amount is included in accrued expenses in the accompanying Balance Sheet.

In June 2000, the Company sold 15,000 shares of Broadbase common stock to its investment broker at a price of $30.24 per share. In connection with this transaction the Company recognized the unrealized gain of $380,100 on these shares. This amount is included as a component of the gain on securities in the accompanying statement of operations.

The total value of noncommitted Broadbase common stock was $688,170 at September 30, 2000. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized gain on this stock of $439,495 at September 30, 2000, is recorded as other comprehensive income in the accompanying balance sheet. Broadbase completed a two-for-one stock split on April 10, 2000. All per share amounts have been adjusted to reflect this stock split.

4.      SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 2000 to September 30, 2000 were as follows:

Shareholders' equity, March 31, 2000                   $ 6,366,060
Exercise of common stock options                             9,310
Equity consideration issued for AFL acquisition            797,525
Foreign currency adjustment                                (39,397)
Other comprehensive income -- unrealized loss on
   available-for-sale securities                        (2,219,330)
Net loss                                                (1,292,846)
                                                       -----------
Shareholders' equity, September 30, 2000               $ 3,621,322
                                                       ===========

5.      NET INCOME PER COMMON SHARE

Basic net income per share is the net income divided by the average number of shares outstanding during the year. Diluted net income per share is calculated as the net income divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). For the three and six month periods ended September 30, 2000, all options and warrants were anti-dilutive and accordingly, they were not included in the calculation of net income per common share.

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and six-month periods ended September 30:

                                                   Three Months Ended                       Six Months Ended
                                             September 30,      September 30,        September 30,        September 30,
                                                 2000                1999                2000                1999
                                              -----------         -----------         -----------         -----------
Net income (loss)                             $  (564,113)        $    64,014         $(1,292,846)        $ 3,833,803
                                              -----------         -----------         -----------         -----------
Weighted average common shares
outstanding                                     3,757,817           3,223,709           3,603,715           3,212,935
Plus: dilutive options and warrants                    --             862,676                  --             788,072
Less: shares assumed repurchased
    with proceeds from exercise                        --            (468,798)                 --            (517,142)
                                              -----------         -----------         -----------         -----------
Weighted average common and common
    equivalent shares outstanding               3,757,817           3,617,587           3,603,715           3,483,865
                                              ===========         ===========         ===========         ===========
Diluted net income (loss) per
    common and common equivalent share        $     (0.15)        $      0.02         $     (0.36)        $      1.10
                                              ===========         ===========         ===========         ===========

6.      LITIGATION

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's patent rights under U.S. Patent #5,802,511, 6,023,694, and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001.

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit. The trial was held in early October, 2000. Post-trial briefs have been submitted and a decision is expected soon.

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company's claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the Company's patented technology licensed to Microsoft. The litigation process is in the discovery phase.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When we use the words "anticipate," "believe," "could," "should," "predict," "may," "will," "expect" and similar expressions as they relate to Timeline, we are identifying such forward-looking statements, but these words are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS IN THE OTHER SECTIONS OF THIS DOCUMENT, WE HAVE ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD-LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED AND MARKED. Therefore, readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.


RESULTS OF OPERATIONS

REVENUES

                               Three Months Ended                      Six Months Ended
                                  September 30,                           September 30,
                               2000         1999         Change         2000        1999          Change
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                676          122          454%           788          199          296%
Other license                     0          602         (100)%            0        5,602         (100)%
Maintenance                     186          225          (17)%          341          430          (21)%
Consulting and Other            237          218            9%           309          424          (27)%
Software development             16           22          (23)%           22           22            0%
                              ------------------                       ------------------
Revenues                      1,115        1,189           (6)%        1,460        6,677          (78)%
--------------------------------------------------------------------------------------------------------

Our total operating revenues of $1,115,000 for the quarter ended September 30, 2000 were 6% lower than the $1,189,000 for the quarter ended September 30, 1999. However, there were substantial changes in the nature of revenue for these two periods. Revenues for the quarter ended September 30, 1999 consisted primarily of revenue from patent licensing, whereas the comparable quarter in fiscal 2001 did not include any revenue from patent licensing. Revenue for the quarter ended September 30, 2000 consisted primarily of significant increases in revenue from software licenses (454% increase) and consulting (9% increase), which was partially offset by decreases in software development (23% decrease) and maintenance revenue (17% decrease). In addition, results of operations for the quarter ended September 30, 2000 include the operations of Analyst Financials Limited (AFL), which we acquired as of June 30, 2000, and accordingly, results of operations for periods in fiscal 2000 (prior to the AFL acquisition) to fiscal 2001 (after the AFL acquisition) are not directly comparable. For the period ended September 30, 1999, AFL was only accounted for on the basis of royalties paid to Timeline on AFL license and maintenance revenue under its then distributor agreement. These amounted to $54,913 and $27,672, respectively, in the second quarter of fiscal 2000 as compared to license revenue of $317,357 and maintenance revenue of $77,941 in the second quarter of fiscal 2001 generated through the AFL office.

The increase in revenue from software licenses in fiscal 2001 over fiscal 2000 is directly attributable to improved results from our third-party distribution partners. During the second quarter of fiscal 2001, we had sales through eight alliance partners, which represented an increase in the number of revenue-generating distribution partners from four in the prior quarter. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which weakness directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. However, we have continued to establish strategic alliances with national and international distribution partners, including ID Application a.s. and Applied Systems, Inc., and anticipate that such channels will result in increases to software licenses during fiscal 2001.* In addition, although we continue to pursue additional patent licenses, we believe that the current litigation regarding our patents has had a negative impact on our ability to enter into additional patent licenses. The ultimate outcome of any of these litigation matters could adversely affect our ability to enter into additional patent licenses and our existing patent licenses.* We cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses.*

Maintenance fee revenue decreased by 17% for the comparable three-month periods and 21% for the comparable six-month periods ended September 30, 2000 and 1999, respectively. This reflects the fact we began outsourcing the maintenance on our product series based on our older VAX-based product line as of May 1, 2000. We continue to experience increased maintenance revenue from maintenance contracts for our Microsoft-based product lines in the quarterly and six-month comparisons from fiscal 2000 to fiscal 2001.

Consulting and other revenue increased 9%, from $218,000 to $237,000 in the quarters ended September 30, 1999 and September 30, 2000. For the six-month periods, consulting and other revenue decreased by 27%. Fluctuations in consulting revenue are reflective of the number of new licenses entered into at any particular time and the backlog, if any, of previously licensed systems not yet installed. We believe that these fluctuations will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels that directly provide installation services to end-users.* In addition, as a result of the AFL acquisition, the number of consultants on staff has increased, and we expect that this increase will result in increased consulting revenue for future periods when compared to results in the prior fiscal year prior to the AFL acquisition.*

Development fee revenue was $17,000 and $22,000 in the quarters ended September 30, 2000 and 1999, respectively, and $22,000 for each of the six-month periods ended September 30, 2000 and 1999, respectively. Development revenues are not material to overall revenue and we do not anticipate that development revenue will contribute significantly to revenue in fiscal 2001 as there are no substantial contracts currently in place or being pursued for development efforts.* We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

GROSS PROFIT

                                  Three Months Ended                 Six Months Ended
                                     September 30,                    September 30,
                                   2000        1999      Change      2000        1999      Change
---------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                       814        937       (13)%        980        6,035     (84)%
Percentage of operating revenues    73%        79%                    67%          90%
---------------------------------------------------------------------------------------------------

Our gross profit decreased 13% for the comparable quarters in fiscal 2001 and 2000, and decreased 6% as a percentage of operating revenue for the comparable quarters. The gross profit for the comparable three- and six-month periods are not directly comparable because of the high-margin patent license revenue we received in fiscal 2000. Gross profit in the quarter ended September 30, 2000 represented an increase in the cost of revenue due to increased revenue from software licenses and consulting (rather than higher-margin patent licenses) and from increased amortization, in part resulting from the AFL acquisition. In general, we expect to see continued improvements to our gross profit due to our shift in focus to higher-margin software and patent licenses, and less focus on lower margin consulting and maintenance revenue which is labor intensive.* Additionally, since patent licenses, to date, have tended to be driven by legal actions and/or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.* In addition, we expect that amortization expenses in future quarters will increase over that experienced in the comparable quarters in fiscal 2000.* This expected increase is a result of the acquisition of AFL which caused a substantial capitalization of the purchase price as amortizable assets from July 1, 2000 forward (typically over the next 12 quarters).*

SALES AND MARKETING EXPENSE

                                             Three Months Ended                  Six Months Ended
                                               September 30,                       September 30,
                                             2000        1999         Change     2000        1999        Change
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing                           357         134         166%        592         380         56%
Percentage of operating revenues               32%         11%                     41%          6%
---------------------------------------------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts increased by 166% and 56%, respectively, between the quarters and six-month periods ended September 30, 2000 and September 30, 1999. In addition, sales and marketing expenses as a percentage of operating revenue increased from 11% to 32% for the three months ended September 30, 1999 and 2000, and from 6% to 41% for the six months ended September 30, 1999 and 2000. The increase in actual dollar amounts was primarily due to an increase in the number of sales and marketing personnel from four to 12 as a result of the AFL acquisition. The increase as a percentage of operating revenue reflects not only the increased costs from increased personnel, but also the change in the sources of revenue from the comparable periods in fiscal 2001 and 2000 -- fiscal 2000 included significant revenue from patent license fees, whereas fiscal 2001 includes a greater emphasis on software license revenue, which required greater sales and marketing expense.

RESEARCH AND DEVELOPMENT EXPENSE

                                            Three Months Ended                   Six Months Ended
                                               September 30,                       September 30,
                                             2000        1999         Change     2000        1999        Change
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Research and development                      337         304          11%        658         612          8%
Percentage of operating revenues               30%         26%                     45%         9%
---------------------------------------------------------------------------------------------------------------

Research and development expenses increased 11% and 8%, respectively, during the quarters and six-month periods ended September 30, 2000 and 1999. These increases in research and development expenses were attributable to making certain software enhancements to meet the particular needs of our distributors, to integrate our products with the accounting package(s) of our various vendors, and to allow better operations on new products released by Microsoft Corporation. These increases also included normal salary increases and marginal costs as the number of personnel employed in these activities has remained relatively stable. The AFL acquisition did not result in an increase in the number of employees in this area. Changes in research and development expenses as a percentage of revenue for the comparable periods, is primarily due to changes in the volume of revenue, rather than changes in headcount. Furthermore, in the three and six month periods ended September 30, 2000 and 1999, the portion of our staff's efforts capitalized for future amortization did not vary significantly.

We believe the actual dollar amount of research and development expenses will increase moderately in future quarters. We expect to hire additional personnel in future quarters to meet the demand generated by our success in entering into distribution and private label agreements with various accounting vendors.**

GENERAL AND ADMINISTRATIVE EXPENSE

                                            Three Months Ended                   Six Months Ended
                                               September 30,                       September 30,
                                             2000        1999         Change     2000        1999        Change
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

General and administrative                    699         460           52%      1,270       1,179            8%
Percentage of operating revenues               63%         39%                      87%         18%
---------------------------------------------------------------------------------------------------------------

General and administrative expenses increased 52% and 8%, respectively, between the comparable three-month and six-month periods ended September 30, 2000 and September 30, 1999. The large increase in the quarter ended

September 30, 2000 is a direct result of an increase of three personnel through the AFL acquisition and increased attorneys' fees associated with our patent litigation and our contract litigation with Microsoft. For the comparable six-month periods, however, the impact of increased expenses in fiscal 2001 noted above are almost completely offset by substantial bonuses which were paid in the quarter ended June 30, 1999 as a result of the high gross revenue generated in that quarter from patent license revenue.

The increase of these costs as a percentage of revenues for the comparative periods is due to the significant revenue generated through licensing of the patented technology in the periods in fiscal 2000. We believe that general and administrative expenses should remain relatively stable over the next several quarters unless there are settlements in various litigation matters.* Furthermore, these expenses will continue to include substantial legal fees arising out of the litigation with Microsoft, which went to trial in October 2000, our patent litigation against Sagent Technologies, Inc., for which trial is currently scheduled to begin in January 2001, and our lawsuit against Oracle Corporation, which is in the discovery period.*

OTHER INCOME

Other income increased from $67,000 in the second quarter of fiscal 2000 to $152,000 in the second quarter of fiscal 2001. The increase was primarily due to realized and unrealized gains on securities of approximately $181,000, which was partially offset by increased interest expense and decreased interest income in the second quarter of fiscal 2001.

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

In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, we do not expect this to be a factor in fiscal 2001.*

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent and short-term investment balances at September 30, 2000 stood at approximately $1,981,000 compared to approximately $6,047,000 at March 31, 2000. At September 30, 2000, we also maintained a balance of $170,000 of securities we have committed to transfer under securities sales agreements (see Footnote 3 to Unaudited Consolidated Financial Statements) in addition to our cash and short-term investment balances. This balance of $1,981,000 at September 30, 2000 includes approximately $688,000 of securities that are classified as available for sale for accounting purposes (see Footnote 3 to Unaudited Consolidated Financial Statements). At March 31, 2000, the market value of these securities stood at $3,030,000. The substantial decrease in our cash and cash equivalent and short-term investment balances is attributable to the large operating losses during the first two quarters of fiscal 2001, cash expenditures associated with the acquisition of AFL, and substantial decreases in the market value of shares of Broadbase Software, Inc. between March and September 2000. The Broadbase shares were received in settlement of patent litigation and were restricted until mid-September 2000 in a manner that did not allow us to hedge our position (see Footnote 3 to Unaudited Consolidated Financial Statements). Total obligations, excluding deferred income items, were approximately $984,000 at September 30, 2000 as compared to approximately $796,000 at March 31, 2000. This increase is primarily due to expenses accrued as a result of the acquisition of AFL.

Net cash used in operating activities was approximately $2,175,000 in the six-month period ended September 30, 2000. This was primarily due to our generating net losses for the first six months of fiscal 2001. We generated $1,041,000 from investing activities and used approximately $31,000 for financing activities.

Based on current cash and cash equivalent balances, along with our current ability to sell restricted securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2001.*

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products, our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to successfully integrate our business operations with AFL, our ability to manage growth, our ability to integrate our products with those of its third-party distributors and licensees, our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation, Sagent Technologies, Inc. and Oracle Corporation, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

YEAR 2000 COMPLIANCE

We experienced no material issues or problems as a result of the transition into the year 2000 with regard to internal operations or our software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Y2K issues, but anticipate no material additional costs.*

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent Technologies, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believes infringe on Timeline's patent rights under U.S. Patent #5,802,511, 6,023,694, and 6,026,392. The litigation process is in the discovery phase, and the trial is set for January 2001.

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. The Company believes the claims made by Microsoft have no merit. The trial was held in early October, 2000. Post-trial briefs have been submitted and a decision is expected soon.

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company's claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the Company's patented technology licensed to Microsoft. The litigation process is in the discovery phase.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on July 20, 2000, two director nominees were duly elected on the following vote:

                               Affirmative Votes           Votes Withheld
Donald K. Babcock                  2,845,225                    475
Kent L. Johnson                    2,845,225                    475

A second proposal, the ratification of Arthur Andersen LLP as our independent auditors for the year ending March 31, 2001, was voted on and approved at our Annual Meeting on the following vote:

    Affirmative Votes            Negative Votes             Abstentions
        2,832,200                    1,825                     11,675

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1   Financial Data Schedule

        (b) A report on Form 8-K was filed on August 2, 2000, reporting Item 2 information relating to the purchase of the outstanding shares in Analyst Financials Limited, the European distributor for our products. The acquisition was effective as of June 30, 2000. We previously owned 12.5% of the outstanding shares in AFL and through this transaction, acquired the remaining 87.5%, and AFL became our wholly-owned subsidiary. On September 12, 2000, Timeline filed a Form 8-K/A amending the previously filed report, to add the pro forma financial statement information required to be filed.

                                          SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Timeline, Inc.
                                 (Registrant)

Date:   November 13, 2000        By:  /s/ Charles R. Osenbaugh
                                     -------------------------------------------
                                 Charles R. Osenbaugh
                                 President/Chief Financial Officer

                                 Signed on behalf of registrant and as principal financial officer.

                                 EXHIBITS INDEX


       EXHIBIT
        NUMBER                              DESCRIPTION
       -------                              -----------
         27.1           Financial Data Schedule