Form 10QSB
period 2000-12-31
TIMELINE INC
filed 2001-02-14
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 2000          COMMISSION FILE NUMBER  1-13524


                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


            WASHINGTON                                    91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                   OUTSTANDING AT
               CLASS                              JANUARY 15, 2001
               -----                              ----------------
Common Stock, $.01 Par Value                         4,040,998


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                    December 31,       March 31,
                                                                        2000             2000
                                                                    ------------      -----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   151,954       $ 1,470,703
  Marketable securities -- trading                                      630,814         1,546,256
  Marketable securities -- available for sale                         1,142,188         3,030,000
  Securities held for others                                             26,000           170,000
  Accounts receivable, net of allowance of $36,552 and $38,500          683,332           323,387
  Prepaid expenses and other                                            106,805            72,557
                                                                    -----------       -----------
               Total current assets                                   2,741,093         6,612,903
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $875,093 and $1,794,311                               207,258           266,073
INTANGIBLE ASSETS, net of accumulated
  amortization of $323,027 and $171,051                               2,213,328           655,199
                                                                    -----------       -----------
               Total assets                                         $ 5,161,679       $ 7,534,175
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   444,848       $   303,885
  Accrued expenses                                                      475,172           487,921
  Deferred revenues                                                     381,680           372,000
  Current portion of obligations under capital leases                         -             4,309
                                                                    -----------       -----------
               Total current liabilities                              1,301,700         1,168,115
OTHER LIABILITIES                                                        25,563                 -
                                                                    -----------       -----------
               Total liabilities                                      1,327,263         1,168,115
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    4,040,998 and 3,449,112 issued and outstanding                       40,435            34,492
  Additional paid-in capital                                         10,434,809         9,124,178
  Other comprehensive income (expense)                                 (531,488)        2,658,825
  Foreign currency adjustment                                           (19,702)                -
  Accumulated deficit                                                (6,089,638)       (5,451,435)
                                                                    -----------       -----------
               Total stockholders' equity                             3,834,416         6,366,060
                                                                    -----------       -----------

               Total liabilities and stockholders' equity           $ 5,161,679       $ 7,534,175
                                                                    ===========       ===========


      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended                   Nine Months Ended
                                        -----------------------------       -----------------------------
                                        December 31,      December 31,      December 31,      December 31,
                                           2000              1999              2000              1999
                                        -----------       -----------       -----------       -----------
REVENUES:
  Software license                      $   366,523        $  248,208        $1,154,448        $  446,820
  Other licenses                          2,025,000                 -         2,025,000         5,602,000
  Software development                       16,587             4,813            38,703            27,125
  Maintenance                               186,119           208,532           527,015           639,006
  Consulting and other                      182,867           175,611           492,075           599,624
                                         ----------        ----------        ----------        ----------
    Total revenues                        2,777,096           637,164         4,237,241         7,314,575
                                         ----------        ----------        ----------        ----------

COST OF REVENUES:                           408,070           231,755           887,996           874,248
                                         ----------        ----------        ----------        ----------
  Gross profit                            2,369,026           405,409         3,349,245         6,440,327
                                         ----------        ----------        ----------        ----------

OPERATING EXPENSE:
  Sales and marketing                       369,098           128,763           960,847           508,820
  Research and development                  451,804           277,185         1,109,948           888,795
  General and administrative                809,138           529,598         2,079,172         1,708,843
  Depreciation                               32,704            46,072           116,832           136,847
  Amortization: Intangibles/
    goodwill                                 14,515                 -           115,009                 -
                                         ----------        ----------        ----------        ----------
    Total operating expenses              1,677,259           981,618         4,381,808         3,243,305
                                         ----------        ----------        ----------        ----------
    (Loss) income from operations           691,767          (576,209)       (1,032,563)        3,197,022

OTHER INCOME (EXPENSE):
  Gain on securities                        (31,145)           88,770           423,620            88,770
  Interest expense and other                 (5,979)           (2,218)          (44,186)           14,586
  Interest income                                 -            35,128            14,924            78,893
                                        -----------        ----------        ----------        ----------
    Total other income                      (37,152)          121,680           394,359           182,249
                                        -----------        ----------        ----------        ----------

      Net (loss) income                  $  654,643        $ (454,529)       $ (638,203)       $3,379,271
                                         ==========        ==========        ==========        ==========

Basic net (loss) income per
   common share                          $     0.17        $    (0.14)       $    (0.17)       $     1.05
                                         ==========        ==========        ==========        ==========
Diluted net (loss) income per
   common and common equivalent share    $     0.16        $    (0.14)       $    (0.17)       $     0.96
                                         ==========        ==========        ==========        ==========

Shares used in calculation of
   basic earnings per share               3,867,103         3,223,709         3,691,511         3,216,526
                                         ==========        ==========        ==========        ==========
Shares used in calculation of
   diluted earnings per share             4,126,525         3,223,709         3,691,511         3,525,321
                                         ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                   2000              1999
                                                               -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net cash (used in) provided by operations                  $(1,291,592)      $ 3,761,074
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in AFL acquisition                                  29,056                 -
  Purchase of property and equipment                               (23,639)          (63,064)
  Proceeds from property and equipment                              22,075                 -
  Payments for capitalized software development costs             (177,670)         (207,685)
  Purchase of short-term investments                            (2,442,325)       (1,180,770)
  Proceeds from sale of short-term investments                   2,622,887                 -
  (Issuance) proceeds of note receivable                              (952)           12,318
                                                               -----------       -----------
    Net cash provided by (used in) investing activities             29,432        (1,439,201)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                              (4,309)           (8,029)
  Payment of notes payable                                         (43,828)         (132,578)
  Borrowing under line of credit                                         -           287,012
  Repayments under line of credit                                        -          (310,717)
  Exercise of stock options/warrants                                11,250            31,071
                                                               -----------       -----------
    Net cash used in financing activities                        (36,887))          (133,241)
                                                               -----------       -----------

EFFECT OF FOREIGN EXCHANGE RATE                                    (19,702)                -

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (1,318,749)        2,188,632

CASH AND CASH EQUIVALENTS, beginning of period                   1,470,703            59,453
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                           151,954       $ 2,248,085
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during year                                10,424       $    22,212

Non-cash transactions:
  Equity consideration issued for  acquisitions                  1,305,325                 -
  Unrealized (loss) gain on available for sale securities       (2,219,330)        4,108,000
  Offset of accounts receivable for capitalized software                 -           125,000
  Retirement of unallocated ESOP shares                                  -           135,417


   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2000


1.      INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated interim financial statements of Timeline, Inc. (the Company) are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month and nine-month periods ended December 31, 2000 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the condensed consolidated interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2000, previously reported.

2.      MARKETABLE SECURITIES - TRADING

The Company invests in various marketable securities through investment accounts with brokers. At December 31, 2000, these investments included common and preferred stock and had a fair market value of $630,814. The Company has classified these investments as trading securities under Statement of Accounting Standards (SFAS) 115 as it is the Company's intent to actively buy and sell individual securities within these investment accounts.

3.      MARKETABLE SECURITIES -- AVAILABLE FOR SALE

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. (Broadbase). As part of the settlement, the Company licensed certain patented technology to Broadbase in exchange for cash of $40,000 and 80,000 shares of Broadbase common stock with a fair market value of $392,000 at the date of the settlement. The Company was subject to restrictions on the sale of these securities for a period of one year from the date that they were received. These restrictions lapsed in September 2000.

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders were entitled to receive 4,250 shares of Broadbase common stock after the transfer restrictions lapsed in September 2000. The shareholders also received a cash payment of $130,000 at the date of this agreement. In connection with this transaction, the Company recognized the unrealized gain of $149,175 on these shares at March 31, 2000. That amount was included as a gain on securities in the March 31, 2000 annual statement of operations. The Company also recorded a liability of $170,000, which represented the fair value of the shares to be transferred at the date of that agreement. As of December 31, 2000, the Company had transferred ownership of 3,600 shares under this agreement. The remaining shares are recorded in the accompanying balance sheet at their fair market value on the date of this agreement of $26,000, with an offsetting liability for the same amount that is a component of accrued expenses. Broadbase completed a two-for-one stock split on April 10, 2000. All per share amounts have been adjusted to reflect this stock split.

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. The shares of Sagent common stock issued to the Company are considered restricted securities under securities laws, and Sagent has agreed to file a registration statement with the Securities and Exchange Commission to register the shares for resale.

The total value of noncommitted Broadbase and Sagent common stock was $1,142,188 at December 31, 2000. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized loss on these securities of $531,488 at December 31, 2000, is recorded as other comprehensive income in the accompanying balance sheet.

4.      SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the period from March 31, 2000 to December 31, 2000 were as follows:


Shareholders' equity, March 31, 2000                  $ 6,366,060
Exercise of common stock options                           11,250
Equity consideration issued for acquisitions            1,305,325
Foreign currency adjustment                               (19,702)
Other comprehensive income -- unrealized loss on
   available-for-sale securities                       (3,190,314)
Net loss                                                 (638,203)
                                                      -----------
Shareholders' equity, December 31, 2000               $ 3,834,416
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

The computation of diluted net income (loss) per common and common equivalent share is as follows for the three-month and nine-month periods ended December 31:


                                                  Three Months Ended                 Nine Months Ended
                                            ----------------------------       -----------------------------
                                            December 31,     December 31,      December 31,      December 31,
                                                2000             1999              2000              1999
                                            -----------      -----------       -----------       -----------
Net income (loss)                           $   654,643      $  (454,529)      $  (638,203)      $ 3,379,271
                                            -----------      -----------       -----------       -----------

Weighted average common shares
outstanding                                   3,867,103        3,223,709         3,691,511         3,216,526
Plus:  dilutive options and warrants            575,104                -                 -           769,322
Less:  shares assumed repurchased
    with proceeds from exercise                 315,683                -                 -           460,528
                                            -----------      -----------       -----------       -----------
Weighted average common and common
    equivalent shares outstanding             4,126,525        3,223,709         3,691,511         3,525,321
                                            ===========      ===========       ===========       ===========

Diluted net income (loss) per
    common and common equivalent share      $      0.16      $     (0.14)      $     (0.17)      $      0.96
                                            ===========      ===========       ===========       ===========


6.      LITIGATION

In March 1999, the Company filed an action in the U.S. Federal District Court for Western Washington against Sagent, Technology, Inc. seeking monetary damages and an injunction from further unauthorized licensing of certain products that the Company believed infringe on its patent rights. Effective December 1, 2000, the Company entered into a settlement agreement with Sagent. Under the terms of the settlement, Sagent paid $600,000 in cash and issued 600,000 shares of Sagent common stock to the Company.

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company has notified the Court of its intention to appeal.

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company's claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the Company's patented technology licensed to Microsoft. The litigation process is in the discovery phase.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

7.      ACQUISITIONS

Effective June 30, 2000, the Company acquired Analyst Financials Limited (AFL). The total purchase consideration for this acquisition was approximately $1,862,419 and consisted of 303,814 shares of Timeline common stock with a total fair market value of $797,525, cash of $20,000 and the assumption of certain liabilities.

In connection with the AFL acquisition, assets acquired and liabilities assumed were allocated based on estimated fair values of assets and settlement amounts of liabilities as follows:


Cash                             $   29,056
Accounts receivable                 496,603
Property and equipment               23,570
Intangible assets                 1,032,993
Accounts payable                   (700,708)
Accrued expenses                    (63,989)
                                 ----------
        Net assets acquired      $  817,525
                                 ==========


Intangible assets acquired in the AFL acquisition consisted primarily of software source code, customer contracts, skilled workforce and goodwill. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of up to three years.

On December 4, 2000, the Company acquired WorkWise Software Inc. (WorkWise). The total purchase consideration for this acquisition was approximately $580,550 and consisted of 250,000 shares of Timeline common stock with a total fair market value of $507,800, cash of $80,000 and the assumption of certain liabilities.

In connection with the WorkWise acquisition, assets acquired and liabilities assumed were allocated based on estimated fair values of assets and settlement amounts of liabilities as follows:


Accounts receivable              $   9,750
Property and equipment               7,000
Intangible assets                  580,550
Accounts payable                    (4,000)
Accrued expenses                    (5,500)
                                 ---------
        Net assets acquired      $ 587,800
                                 =========


The following table summarizes the pro forma results of the Company's operations for the nine months ended December 31, 2000 and 1999 assuming that the acquisitions discussed above had occurred as of the beginning of each fiscal year. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.


                                          Nine Months Ended December 31,
                                          ------------------------------
                                                2000          1999
                                              --------      --------
Revenue                                      $ 5,125,080    $9,371,497
Net (loss) income                             (1,609,327)    1,887,121
Diluted net (loss) income per share          $     (0.38)        (0.46)

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


RESULTS OF OPERATIONS

REVENUES


                              Three Months Ended                              Nine Months Ended
                                 December 31,                                    December 31,
                              2000           1999            Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                367            248             48%           1,154            447            158%
Other license                 2,025              0            100%           2,025          5,602            (64%)
Maintenance                     186            209            (11%)            527            639            (18%)
Consulting and Other            183            175              5%             492            600            (18%)
Software development             16              5            220%              39             27             44%
                          ------------------------                       ------------------------
Revenues                      2,777            637            336%           4,237          7,315            (42%)
------------------------------------------------------------------------------------------------------------------


Results of operations for the quarter ended December 31, 2000 include the operations of Analyst Financials Limited (AFL), which we acquired as of June 30, 2000, as well as one month of operations for WorkWise Software, Inc., acquired December 4, 2000. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, results of operations for periods in fiscal 2000 (prior to the acquisitions) and fiscal 2001 (after the acquisitions) are not directly comparable. For the period ended December 31, 1999, AFL paid royalties to Timeline on license and maintenance revenue under its then distributor agreement (which amounted to $13,000 and $6,000, respectively, in the third quarter of fiscal 2000). There was no financial relationship between WorkWise and Timeline prior to its acquisition.

Total operating revenues of $2,777,000 for the quarter ended December 31, 2000 were 336% higher than the $637,000 of operating revenues for the quarter ended December 31, 1999. The primary cause for the increase in total revenues was due to $2,025,000 from a one-time patent license fee in the quarter ended December 31, 2000, whereas the comparable quarter ended December 31, 1999 did not include any revenue from patent licensing. Revenue from ongoing operations excluding patent licensing for the quarter ended December 31, 2000 show an 18% increase over the comparable prior period. When comparing the nine-month periods ending December 31, 2000 and 1999, patent license revenue contributed significantly in both periods. In the nine-month period ended December 31, 1999, patent license revenue totaled $5,602,000 versus $2,025,000 for the period ended December 31, 2000 (a 64%
decrease). Without consideration of the patent license revenues, operating revenues for the nine-month period ended December 31, 2000 exceeded those for the like period ended in 1999 by 29%. We will continue to pursue additional patent licenses when appropriate, and we believe that the current settlement with Sagent regarding our patents will have a positive impact on our ability to enter into additional patent licenses.* However, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses.*

Software license revenue for the quarter and nine-months ended December 31, 2000 increased 48% and 158%, respectively, over the results for the comparable periods in fiscal 2000. The increase in revenue from software licenses in fiscal 2001 over fiscal 2000 is directly attributable to improved results from our third-party distribution partners, as well as contributions of license revenue from WorkWise and its OEM partners. During the third quarter of fiscal 2001, we had sales through 12 alliance partners, which represented an increase in the number of revenue-generating distribution partners from 8 in the prior quarter. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. However, we have continued to establish strategic alliances with national and international distribution partners, including new alliances with Ascentis Software Corp. and Eclipse Computing PLC, and anticipate that such channels will continue to result in increases to software licenses during fiscal 2001 over fiscal 2000.*

Maintenance revenue decreased by 11% and 18% for the comparable three and nine-month periods ended December 31, 2000 and 1999, respectively. This reflects the fact that as of May 1, 2000 we started outsourcing maintenance of our older VAX-based products. Maintenance revenue from our Microsoft-based product lines continues to increase as more sites are installed and maintenance agreements commence.

Consulting revenue decreased 18% for the nine-month period ended December 31, 2000, but marginally increased by 5% in the comparable three-month period. The decrease for the nine-month period was due to reduced staffing in the first three months of the fiscal year, prior to the acquisition of AFL. The increase for the three-month period ended December 31, 2000 reflects an increase in the number of consulting staff generating revenue due to the acquisition of AFL in June 2000. We expect that, as a result of the AFL acquisition, this increase in the number of consultants on staff will continue to show increased consulting revenue for future periods when compared to results in periods prior to the AFL acquisition.* The level of consulting revenue varies according to the mix of systems directly licensed by Timeline compared to software provided through OEMs who market the product at lower levels of functionality and use and provide direct installation services to end-users. Because Timeline's AFL office licenses software directly to large organizations, this has resulted in an increased demand for consulting. However, we believe that any fluctuations in consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels.*

Software development fee revenue was $16,000 and $5,000 in the quarters ended December 31, 2000 and 1999, respectively, and $39,000 and $27,000 for the nine-month periods ended December 31, 2000 and 1999, respectively. Development revenues are not material to overall revenue and we do not anticipate that development revenue will contribute significantly to revenue in fiscal 2001 as there are no substantial contracts currently in place or being pursued for development efforts.* We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

GROSS PROFIT


                                            Three Months Ended                              Nine Months Ended
                                                December 31,                                   December 31,
                                           2000             1999          Change           2000            1999          Change
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                              2,369             405             485%          3,349           6,440            (48%)
Percentage of operating revenues             85%             64%                             79%             88%
--------------------------------------------------------------------------------------------------------------------------------


Our gross profit increased 485% for the third quarter of fiscal 2001 over fiscal 2000, and decreased 48% for the nine-month periods ended December 31, 2000 and 1999. Gross profit for the comparable three and nine-month periods is not directly comparable because of the relative mix of high-margin patent license revenue in each period. Gross profit in the quarter ended December 31, 2000 represented an overall decrease in the cost of revenue as a percentage of operating revenues due to increased revenue from patent licenses, more than offsetting the higher costs of revenue caused by increased software license and consulting revenue, as well as the costs associated with the WorkWise acquisition and continued amortization costs from the AFL acquisition. In general, we expect to see continued improvements to our gross profit due to our shift in focus to higher-margin software and patent licenses, and less focus on lower margin consulting and maintenance revenue which is labor intensive.* Additionally, since patent licenses, to date, have tended to be driven by legal actions and/or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.* In addition, we expect that amortization expenses in future quarters will increase over that experienced in the comparable quarters in fiscal 2000.* This expected increase is a result of the acquisitions of AFL and WorkWise, which resulted in a quarterly charge of approximately $100,000, due to the amortization of acquired technologies which is accounted for as a component of cost of goods sold.*


SALES AND MARKETING EXPENSE


                                             Three Months Ended                               Nine Months Ended
                                                December 31,                                     December 31,
                                           2000             1999           Change           2000            1999        Change
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                         369             129             186%            961             509             89%
Percentage of operating revenues             13%             20%                             23%              7%
-------------------------------------------------------------------------------------------------------------------------------


Sales and marketing expenses in actual dollar amounts increased by 186% and 89%, respectively, between the quarters and nine-month periods ended December 31, 2000 and 1999. Sales and marketing expenses as a percentage of operating revenue decreased to 13% from 20% for the three months ended December 31, 2000 and 1999, and increased to 23% from 7% for the nine-months ended December 31, 2000 and 1999. The increase in actual dollar amounts in both the quarter and nine-months in fiscal 2001 was primarily due to an increase in the number of sales and marketing personnel as a result of the AFL and WorkWise acquisitions. The extreme fluctuations as a percentage of operating revenue reflects not only the increased costs from additional personnel, but also the changes in the amounts and sources of revenue between the comparable periods relating to large patent license fees in both fiscal 2001 and 2000. Patent license-related expenses are typically included in general and administrative expenses due to the nature of the licensing process.

RESEARCH AND DEVELOPMENT EXPENSE


                                             Three Months Ended                              Nine Months Ended
                                                 December 31,                                   December 31,
                                            2000            1999           Change          2000            1999         Change
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development                      452             277              63%          1,110             889             25%
Percentage of operating revenues             16%             43%                             26%             12%
-------------------------------------------------------------------------------------------------------------------------------


Research and development expenses increased 63% and 25%, respectively, during the three- and nine-month periods ended December 31, 2000 and 1999. These increases in research and development expenses were attributable to software enhancements undertaken to meet the particular needs of our distributors, to integrate our products with the accounting package(s) of our various vendors, and to allow better operations on new products released by Microsoft Corporation. These increases also included normal salary increases and marginal costs along with an increase in the number of personnel employed in these activities, plus an additional three employees added to this area as a result of the WorkWise acquisition in December 2000. Research and development expenses as a percentage of revenue for the three- and nine month periods ended December 31, 2000 and 1999 are also affected by changes in the volume of revenue due to significant patent license fees in the third quarter just ended and in the nine-month period ended December 31, 1999. In the three-month period ended December 31, 2000, the portion of our staff's efforts capitalized for future amortization was significantly less than that capitalized in the nine-month periods ended December 31, 2000 and 1999.

We believe the actual dollar amount of research and development expenses will increase in future quarters due to inclusion of full quarter results of the acquisition of WorkWise. We expect that the addition of the WorkWise personnel involved in development will cause an increase in development staffing costs. We also expect to hire additional personnel in future quarters to meet the demand generated by entering into distribution and private label agreements with various accounting vendors.**

GENERAL AND ADMINISTRATIVE EXPENSE


                                             Three Months Ended                              Nine Months Ended
                                                December 31,                                    December 31,
                                           2000             1999           Change          2000            1999         Change
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative                    809             530              53%          2,079           1,709             22%
Percentage of operating revenues             29%             83%                             49%             23%
-------------------------------------------------------------------------------------------------------------------------------


General and administrative expenses in actual dollar amounts increased 53% and 22%, respectively, between the comparable three and nine-month periods ended December 31, 2000 and 1999. The large increase in the quarter ended December 31, 2000 is primarily due to increased attorneys' fees associated with our patent litigation, our contract litigation with Microsoft, an increase of three general and administrative personnel through the AFL acquisition, as well as employee bonuses relating to the settlement of the patent litigation with Sagent Technology, Inc. For the comparable nine-month periods, the impact of increased expenses in fiscal 2001 noted above are substantially offset by large bonuses paid in the quarter ended June 30, 1999 as a result of the high gross revenue generated in that quarter from patent license revenue. We believe that general and administrative expenses should remain relatively stable over the next several quarters unless there are settlements in various litigation matters.* Furthermore, these expenses will continue to include substantial legal fees arising out of the appeal of the Microsoft decision and our patent litigation against Oracle Corporation.*

As a percentage of revenues, these costs decreased to 29% from 83% for the comparable quarters in fiscal 2000 and 1999, but increased to 49% from 23% for the comparable nine-month periods in fiscal 2000 and 1999. These fluctuations as a percentage of revenues for the comparative periods are due to the significant changes in revenue for each period, especially the amount of revenue generated through patent licensing.

OTHER INCOME

Other income decreased from $122,000 in the third quarter of fiscal 2000 to a loss of $37,000 in the third quarter of fiscal 2001. The decrease is the result of net changes in realized and unrealized gains and losses on securities held for investment, interest expense and interest income.

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

In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, we do not expect this to be a factor in fiscal 2001.*

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to

FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adopting SFAS No. 133. However, the statement could increase volatility in the consolidated statements of operations and in other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent and short-term investment balances at December 31, 2000 stood at approximately $783,000 compared to approximately $3,017,000 at March 31, 2000. Additionally, available for sale securities at December 31, 2000 stood at approximately $1,142,000 compared to approximately $3,030,000 at March 31, 2000. At December 31, 2000, we also maintained a balance of $26,000 of securities we have committed to transfer under securities sales agreements (see Footnote 3 to Unaudited Consolidated Financial Statements) in addition to our cash and short-term investment balances. The substantial decrease in the total amount of our cash and cash equivalent and short-term investment balances, as well as the decrease in short-term restricted securities are attributable to the operating losses during the first two quarters of fiscal 2001 and costs associated with the acquisitions of AFL and WorkWise, and substantial decreases in the market value of available for sale securities. We now hold 50,750 shares of Broadbase which are classified as Marketable securities -- available for sale. At March 31, 2000 we held 80,000 shares of Broadbase which were received in settlement of patent litigation. All of these shares were restricted until September 2000 (see Footnote 3 to Unaudited Consolidated Financial Statements). Additionally, available for sale securities at December 31, 2000 includes 600,000 shares of Sagent Technologies, Inc. which are not reflected on the March 31, 2000 balance sheet as they were received in the current quarter in settlement of patent litigation. The shares of Sagent common stock issued to the Company are considered restricted securities under securities laws, and Sagent has agreed to file a registration statement with the Securities and Exchange Commission to register the shares for resale. Total obligations, excluding deferred income items, were approximately $946,000 at December 31, 2000 as compared to approximately $796,000 at March 31, 2000. This increase is primarily due to expenses accrued as a result of the acquisitions of AFL and WorkWise, as well as employee bonuses relating to the settlement of the patent litigation with Sagent Technology, Inc.

Net cash used in operating activities was approximately $1,292,000 in the nine-month period ended December 31, 2000. This was primarily due to our generating net losses for the first nine months of fiscal 2001, partially offset by a gain in the third quarter of fiscal 2001. We generated $29,000 from investing activities and used approximately $37,000 for financing activities.

Based on current cash and cash equivalent balances, along with our current ability to sell marketable securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2001.*

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products, our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors, OEMs and licensees of our products, our ability to successfully integrate our business operations with AFL and WorkWise, our ability to manage growth, our ability to integrate our products with those of our third-party distributors and licensees, our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation and Oracle Corporation, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

YEAR 2000 COMPLIANCE

We experienced no material issues or problems as a result of the transition into the year 2000 with regard to internal operations or our software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Y2K issues, but anticipate no material additional costs.*

RECENT DEVELOPMENTS

As described above in Footnote 7 to Unaudited Consolidated Financial Statements, in December 2000, we acquired 100% of the issued and outstanding stock of WorkWise Software, Inc., a wholly-owned subsidiary of Oralis.com. WorkWise is a software manufacturing and services company that provides a suite of software products that streamline key business activities for greater workplace efficiency, generally referred to as process automation. Its flagship product, Data Agent Server (DAS) is a software solution that monitors fields in relational database management systems for the occurrence of a defined event, such as the number in an inventory control system dropping below a certain amount. When that pre-defined event occurs, it triggers a response. Using the example of the inventory control system, this response could be an automatically generated purchase order sent digitally to the manufacturer instructing it to produce, ship and bill for the inventory item. WorkWise also has a product called Business Alerts that monitors data fields for specified activity and then automatically communicates that activity to the appropriate customer or employee by email. The combination of a detected event and triggering of an agent automates e-commerce by eliminating human tasks, such as the need for a person to take inventory, fill out a purchase order, etc.

WorkWise Software, Inc. was a wholly-owned subsidiary of Oralis.com prior to Timeline's acquisition of 100% of the issued and outstanding stock. Oralis used (and continues to use under license) WorkWise's Data Agent Server software to support the Oralis portal site through which it provides services and sells goods to dentists. Specifically, the software is used to trigger communications such as purchase orders, shipping advisements, etc. between the Oralis portal site and the various accounting and ERP systems of the manufacturers who produce goods that Oralis orders on behalf of its member dentist. In addition to its own internal use, Oralis also actively marketed the WorkWise products through OEM relationships with other third party software vendors.

We intend WorkWise to continue to sell its software products through its existing OEM relationships and to pursue additional OEM relationships. We believe we can increase WorkWise's revenue through cross-selling its products to our OEM customers. We also believe that our London subsidiary, AFL, will be able to provide introductions to potential OEM relationships in Europe where WorkWise previously has not had a presence.**

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1999, Timeline filed an action in the U.S. Federal District Court for Western Washington (Case No. C99-0414C) against Sagent Technology, Inc., seeking monetary damages and an injunction from further unauthorized licensing of certain products that Timeline believed infringed on Timeline's patent rights under U.S. Patent #5,802,511, 6,023,694, and 6,026,392. Effective December 1,
2000, Timeline and Sagent entered into a Settlement Agreement and Release for the mutual settlement of the patent infringement lawsuit filed by Timeline against Sagent. Under the terms of the settlement, Sagent paid $600,000 in cash and issued 600,000 shares of Sagent common stock to Timeline. Effective upon receipt of the cash and stock from Sagent, Timeline dismissed the lawsuit against Sagent. As part of the settlement, Sagent admitted the validity and enforceability of the claims of Timeline's patents, but did not admit infringement.

In July 1999, Timeline was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. Timeline has notified the Court of its intention to appeal.

In July 2000, Timeline filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Timeline's claims are based on Oracle's alleged introduction of elements in its product family that utilize technology similar to Timeline's patented technology licensed to Microsoft. The litigation process is in the discovery phase and is set for trial in January 2002.

From time to time the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2000, the Company issued 32,322 shares of common stock upon exercise of a warrant at $.06 per share. The warrant was previously granted in 1993 and was issued in reliance on Rule 701 under the Securities Act of 1933.

Effective December 4, 2000, we acquired all of the outstanding equity of WorkWise Software, Inc., a software manufacturing and services company, from Oralis.com. We completed the transaction on a stock-for-stock basis and issued 225,000 shares of our common stock to Oralis.com in December 2000 in reliance on
Section 4(2) of the Securities Act of 1933. An additional 25,000 shares of our common stock have been or will be issued in reliance on Section 4(2) of the Securities Act of 1933 in the first six month of calendar 2001 to WorkWise employees who joined our staff.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None.

(b) A report on Form 8-K was filed on December 4, 2000, reporting Item 5 information relating to the mutual settlement of the patent infringement lawsuit filed by Timeline against Sagent Technology, Inc.

        A report on Form 8-K was filed on December 18, 2000, reporting Item 2 information relating to the acquisition of WorkWise Software, Inc., in exchange for 250,000 shares of Timeline common stock. The acquisition was effective December 4, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Timeline, Inc.
                                       (Registrant)

Date:   February 9, 2001            By:       /s/ Charles R. Osenbaugh
                                       ----------------------------------------
                                       Charles R. Osenbaugh
                                       President/Chief Financial Officer


                                       Signed on behalf of registrant and as
                                       principal financial officer.