Form 10KSB
period 2001-03-31
TIMELINE INC
filed 2001-06-20
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

The issuer's revenues for its most recent fiscal year were:  $4,950,741.

As of May 15, 2001, 4,040,998 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $3,495,463 based on the average of the bid ($0.70) and ask ($1.03) prices on that date of $0.865.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement relating to the Company's July 19, 2001 Annual Meeting of Shareholders dated June 20, 2001 (the "Proxy Statement").

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                                     PART I

This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect the Company's current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. TO FACILITATE READERS IN IDENTIFYING FORWARD-LOOKING STATEMENTS IN THE OTHER SECTIONS OF THIS DOCUMENT, THE COMPANY HAS ATTEMPTED TO MARK SENTENCES CONTAINING SUCH STATEMENTS WITH A SINGLE ASTERISK AND PARAGRAPHS CONTAINING ONLY FORWARD LOOKING STATEMENTS WITH DOUBLE ASTERISKS. HOWEVER, NO ASSURANCE CAN BE MADE ALL SUCH STATEMENTS HAVE BEEN IDENTIFIED AND MARKED. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB and its registration statement on Form SB-2, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.


ITEM 1:  DESCRIPTION OF BUSINESS

OUR BUSINESS

        We develop, market and support company-wide financial reporting, budgeting and management software, and event-based notification, application integration, and process automation software applications that streamline key business activities for workplace efficiency. Our software products enable customers to automatically access and distribute business and accounting information in a secure environment and with full accounting controls, integrate software programs developed at different times, and automate notification messages pertaining to specific events and business processes. Our marketing and development strategy is focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation. Our reporting products allow our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they will use. We allow the end-user to receive information through a web browser, distributed Microsoft(R) Excel workbooks, data marts or actual reports delivered via e-mail. In addition, our WorkWise products allow customers to automatically monitor databases, consolidate data entry, automate tasks and communicate with the appropriate people.

        Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While our reporting products can present information in formatted reports, our technology can also distribute an actual database of information (a "data mart") to an end-user's computer. These databases or data marts are built through selective criteria that limit the data mart to relevant data for each particular end-user. This design is intended to allow for the distribution of manageable packets of data over networks or the Internet while maintaining corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end-user. The end-user may then view the data in a standard corporate report format or through a personal library of customized report formats. Additionally, the data resides in Microsoft Office, which makes it automatically available for use in Microsoft(R) Excel spreadsheets and all other Microsoft Office tools.

        We believe that our proprietary technology allows customers to avoid time-consuming, error-prone and expensive data entry, and improve business communications and processes. Our products allow customers to avoid data entry by facilitating an efficient exchange of information between the desktop computer and the underlying hardware platform and accounting system. Our products also work with both new and old accounting systems. Many customers are changing their accounting systems from larger mainframe- and minicomputer-based systems to newer "client/server" systems that store information on a server that in turn makes the information available to a desktop computer (the "client"). Our products facilitate an efficient exchange of information between the client and server.

        Other businesses have elected to retain their existing, or "legacy" accounting systems. Our business strategy is focused on meeting the financial management needs of customers with both types of accounting systems by providing products that accept and report on data from both legacy and newer client/server systems.

        Our Timeline Analyst and Timeline Server product lines are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft client/server environment. Our WorkWise Business Alerts product automates and synchronizes notification messages pertaining to specific events and business processes. Our WorkWise Data Agent Server integrates software programs developed at different times by different people using different database structures. Our products enable our customers to:

        -  perform financial reporting and management functions;

        -  connect to multiple types of operating systems;

        -  efficiently distribute data to desktop computers;

        -  perform consolidations and allocations;

        -  perform budgeting functions;

        - coordinate the update of business records in multiple modules through a single transaction entry; and

        - automate the notification of responsible parties of events monitored by the WorkWise engine.

        The flexibility of our Timeline and WorkWise products make it possible for our customers to deliver data for reporting, analysis and record update or monitoring throughout their business enterprise without purchasing a new, expensive computer system.

        In addition to providing an infrastructure to deliver data, Timeline provides a number of processes to enhance or augment sophisticated financial reporting. These include budgeting, allocations, consolidations, foreign currency conversion and security.

        We believe that our products can improve the transaction processing systems, particularly accounting and reporting software of other software vendors.* Our products are designed to enhance existing software by adding functions and flexibility that the software may not have. As a result, our products can eliminate weaknesses or competitive disadvantages in other transaction-based software. Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their systems. We believe that a majority of our license fee revenue in fiscal year 2002 will be generated by licensing and distribution agreements with these third-party vendors.*

        At March 31, 2001, we employed 40 full-time employees and one part-time employee in the U.S. Our London subsidiary, Analyst Financials, employed 15 full-time employees at March 31. 2001.

OUR TECHNOLOGY

        Our Timeline Analyst and Timeline Server software works with a customer's entire computing infrastructure to create a reporting engine that can accept and organize data, with full accounting controls, from both new and old accounting systems. Our proprietary architecture, in conjunction with our proprietary generation engine, is designed to accomplish this task. The compatibility of our software with older legacy accounting systems allows a customer to preserve existing computer hardware and software systems or transition to a client/server environment while providing enhanced reporting capabilities. If a customer is already using client/server systems, our technology provides distributed packets of data that enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. Our products use patent-protected driver technology that not only automates the transfer of data from accounting and information systems into desktop databases, but can automate rebuilding databases to reflect changes in the underlying accounting information. This eliminates the costly process of maintaining databases in both our software and the underlying accounting system.

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

        Our WorkWise Business Alerts and Data Agent Server products are deployed as a set of user-defined "business rule(s)" contained in a software package that also allows particular fields of other data base systems to be monitored for change. When a monitored field is updated with a transaction or series of transactions, an associated business rule may trigger an event. The event so triggered can cause any number of previously established activities to automatically occur. Examples are the sending of an informational e-mail or the running of another software program (or "agent"). Our distribution partners usually market the WorkWise products prepackaged with a number of agents specific to the needs of the users of the monitored systems licensed by the distributor.

        We have been granted four patents by the U.S. Patent and Trademark Office on our technology and have a total of 81 issued claims. We believe additional international patents will be granted during fiscal 2002.*

OUR PRODUCTS

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

        Timeline Server is the central warehouse of financial and management reporting data structured in a multi-dimensional relational database. Timeline Server includes traditional financial reporting features including foreign currency conversion, consolidations and allocations. The various Timeline Server functions provide desktop and network reporting based on information contained in one or more underlying accounting systems. While this product can provide many transaction-driven benefits, our market focus is to use Timeline Server as a data warehouse to handle large volumes of data in conjunction with Timeline Analyst.

        Timeline Analyst is a stand alone "data mart," which enables the user to view, create and distribute reports in Microsoft Excel based on data from one or more underlying accounting systems. Timeline Analyst also works with our server-based software to distribute reporting databases to desktop end-users throughout a business enterprise.

        Timeline Manager is a product designed for the "mid-level" market (businesses with approximately six to 100 desktop users). This product completes the Timeline Analyst suite by allowing Timeline Analyst users to distribute packets of information and assign new reporting relationships at the desktop level.

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

        WorkWise Data Agent Server is a set of programs that allow the monitoring of other databases for change, the definition of business rules to apply to any changes in the monitored database, and the triggering of an event in response to the detected change. A number of previously defined events are available as part of the products optional configuration. Additionally, new events can be easily added to the product without writing additional lower level software code through a user interface designed for such purpose.

        WorkWise Business Alerts is the most popular event triggered by the Data Agent Server and is packaged and sold as a stand-alone product. It monitors data fields for specified activity and then automatically communicates that activity to the appropriate customer or employee via email.

RECENT DEVELOPMENTS SUBSEQUENT TO 2000 FISCAL YEAR

        In July 2000, we filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Our claims are based on Oracle's alleged development of products that use technology similar to our patented database technology. On June 12, 2001, we settled this lawsuit. As part of this settlement, we licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

        In May 2001, three of the Company's directors loaned the Company a total of $172,580 to fund operations. These loans bear interest at 12% per annum. Principal and interest under these loans are due in full either 60 or 90 days from the execution of the loan, depending on the loan agreement.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

        OUR ABILITY TO OPERATE PROFITABLY IS UNCERTAIN.

        Our historical operations have not been consistently profitable. We had an accumulated deficit of $7,337,000 as of March 31, 2001 and a net loss of $1,886,000 for the fiscal year then-ended. Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. To become consistently profitable, we must:

        - increase the licensing and maintenance revenues of our existing products;

        -  increase the licensing of patented technology to third parties;

        -  develop new products; and

        -  control our expenses.

We cannot assure you that we will meet these objectives or achieve profitability or even if we do achieve profitability, that we will be able to sustain profitability. We expect to incur losses in the near future. We have incurred significant operating expenses in the past and expect to do so again in the future and, as a result, will need to significantly increase revenues in order to achieve profitability. We can give no assurances that sufficient license or other revenues will be generated or that sufficient financing will be obtained to enable us to obtain or sustain profitability.* This could have a detrimental effect on the market price of our stock.

        WE HAVE LIMITED WORKING CAPITAL AND MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

        At March 31, 2001, we had cash, cash equivalents, and marketable securities totaling approximately $1,098,000, and our net working capital (excluding deferred revenue) was approximately $1,102,000. Although we believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2002, because our revenue is unpredictable, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. Included in our current assets are certain marketable securities and 600,000 shares of Sagent Technology, Inc. common stock, which were issued to us in December 2000 in partial settlement of our lawsuit against Sagent. We will not be able to sell those shares until the registration statement filed by Sagent with the Securities and Exchange Commission is effective. As of May 15, 2001, the market value of our marketable securities has decreased to approximately $804,000.

        In the event that we are unable to sell any or all of our marketable securities or the Sagent shares at the times or in the amounts we desire, or in the event that the market prices for any of those securities decreases, this will have a material adverse effect on our working capital and our capital needs. In such event we would need to achieve substantially greater revenue from operations or significantly reduce costs to meet our budget for fiscal 2002.

        Our capital needs in the future will depend upon factors such as:

        - market acceptance of our products and any other new products we develop;

        - the success of our third-party software licensing and distribution arrangements;

        -  our ability to license our patents;

        - the liquidity and market prices for the marketable securities held by us; and

        - our ability to develop and maintain sustained maintenance and support revenue.

None of these factors can be predicted with certainty.

        We may need substantial additional debt or equity financing in the future for which we have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced.* Our inability to obtain required financing could have a material adverse effect on our results of operations and could cause us to significantly reduce or suspend our operations (which may include reducing our operating expenses, downsizing our staff and closing offices), seek a merger partner, sell certain of our assets, sell additional securities on terms which are highly dilutive to existing investors, or obtain funds through arrangements that are unfavorable to us. Any or all of these actions could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

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

        WE RELY EXTENSIVELY ON LICENSING AND DISTRIBUTION RELATIONSHIPS, AND DIRECT SALES TO A LESSER DEGREE.

        We rely on agreements with third-party licensees and distributors for sales and licensing of our products. Our agreements with licensees and distributors are generally not exclusive, may be terminated by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing and distribution agreements depends in part on:

        - market acceptance and distribution channels of our third-party licensees' and distributors' products and services;

        -  our ability to integrate our products with those of the third party;
           and

        - the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

        We cannot assure you that these licensees and distributors will perform their contractual obligations as expected or that we will derive any additional revenue from these licensing and distribution arrangements. Also, we can give no assurances that we will successfully develop new relationships or maintain existing relationships with third-party licensees and distributors. Finally we cannot assure you that such licensees and distributors will be able to market our products effectively, or that any existing licensee or distributor will continue to represent our products. A failure of any of these events to occur could materially adversely affect our results of operations.

        In addition, our subsidiary Analyst Financials relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. We expect to continue this direct sales effort through Analyst Financials.* Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. There are no assurances that we will be able to profitably or successfully maintain the direct sales model through Analyst Financials.

        Finally, during the last two fiscal years we have relied on substantial fees generated by licensing of our various patents. These revenues tend to be sporadic and do not provide for ongoing revenue subsequent to the initial licensing fees. We can give no assurance that additional fees will be generated in the future.

        OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY.

        Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so.* Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

        - varying size, timing and contractual terms of product licensing agreements and customer orders for our products;

        - customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

        - the success of our distribution and licensing partners to market and sell our products;

        - lengthy negotiation and integration cycles associated with establishing new distributorships;

        - the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;

        - our ability to timely complete our service obligations related to product sales;

        -  changes in pricing policies by us or our competitors;

        - the size, timing and contractual terms of any patent licensing agreements;

        - changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue;

        - changes in demand for our business and accounting software and applications generally;

        -  software defects and other product quality problems;

        - our ability to integrate acquisitions, including Analyst Financials and WorkWise operations;

        - our ability to hire, train and retain sufficient consulting, training and sales staff; and

        -  changes in general economic conditions.

        Over the past several years, we have made great efforts to reduce our operating and other expenses. We cannot assure you that these expense reductions will have the desired result of enabling us to achieve profitability or that they will not have adverse effects on us. In addition, we are currently more reliant on licensing and distribution arrangements and less on direct sales, and accordingly we expect that timing of revenues will fluctuate from quarter to quarter.* If we increase our direct sales and marketing efforts or undertake research and development not funded by third parties, our operating expenses would increase and may have an adverse impact on our results of operations. Any of these fluctuations may cause significant variations in periodic results of operations. We do not take any actions specifically designed to limit fluctuations in our periodic results of operations. Because a significant portion of our expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by a fluctuation of licensing, maintenance and consulting revenue may cause significant variation in operating results in any particular quarter.

        WE MAY NOT BE SUCCESSFUL IN INTEGRATING OUR BUSINESS OPERATIONS WITH ANALYST FINANCIALS AND WORKWISE, AND WE MAY FACE ADDITIONAL RISKS FOLLOWING THOSE ACQUISITIONS.

        Effective June 30, 2000, we acquired Analyst Financials Limited, the European distributor for our products, and effective December 4, 2000, we acquired WorkWise Software, Inc., a software manufacturing and services company that provides a suite of software products that streamline key business activities for greater work-place efficiency. Integrating our operations with those of Analyst Financials and WorkWise may be difficult and time consuming. Although we believe that we have been able to efficiently and smoothly integrate operations to date, the continued integration of our combined operations may distract management from the day-to-day business of the combined company, and we may fail to manage this integration effectively or to achieve any of the anticipated benefits that the companies hope will result from the acquisition. A failure to effectively integrate Analyst Financials or WorkWise could materially and adversely affect our business.

        The acquisition of each of Analyst Financials and WorkWise is subject to the risks commonly encountered in such transactions, including, among others:

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

        The acquisition of Analyst Financials is also subject to risks related to international operations, including, among others:

        -  unexpected changes in regulatory requirements;

        -  difficulties in staffing and managing foreign operations;

        - differing employment laws and practices, and cultural barriers in foreign countries;

        - longer payment cycles and seasonal reductions in business activity during the summer months in Europe and some other parts of the world;

        -  currency exchange fluctuations; and

        -  potentially adverse tax consequences.

        The acquisition of WorkWise is also subject to risks, including:

        - the possibility that we will be unable to cross-sell Timeline and WorkWise products as intended; and

        - the difficulty of incorporating WorkWise technology into Timeline's existing and future products.

        Any of these factors could adversely affect the success of our operations, our financial condition and results of operations.

        A SLOWING ECONOMY AND REDUCTIONS IN INFORMATION TECHNOLOGY SPENDING MAY NEGATIVELY AFFECT OUR REVENUES.

        Our revenues may be negatively affected by the increasingly uncertain economic conditions both in the market generally and in our industry. If the economy continues to slow, some companies may reduce their budgets for spending on information technology and business software. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

        WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS.

        From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings could expose us to liability and require the expenditure of significant financial and managerial resources, which could harm our business.**

        In July 1999, Microsoft Corporation filed a complaint against us in the Superior Court of Washington for King County alleging that we violated our June 1999 patent license agreement. In December 2000, the Court issued a Memorandum Decision, and a Final Judgment was issued in January 2001, holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We have appealed this Judgment to the Washington Court of Appeals. No hearing date has been established and we believe that a decision will not be rendered until late in fiscal 2002.*

        In July 2000, we filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Our claims are based on Oracle's alleged development of products that use technology similar to our patented database technology. On June 12, 2001, we settled this lawsuit. As part of this settlement, we licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

        WE MAY NOT BE ABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OTHERS MAY CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS.

        We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. We have received four U.S. patents and have filed for patent protection in certain foreign countries. Despite our efforts to protect our intellectual property rights:

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

        Spending additional resources on research and development could adversely affect our financial condition and results of operation. We intend to protect our patent rights against infringement through negotiation and litigation, if necessary.* As described above, we are currently involved in a lawsuit filed against us by Microsoft Corporation for breach of contract. Such litigation is costly and we cannot assure you that we will be successful.

        We cannot assure you that our intellectual property protections will be adequate or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of these products further overlap, we may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

        WE RELY ON LICENSE REVENUE FROM A LIMITED LINE OF PRODUCTS.

        Product-license revenues and related services from our Timeline Analyst and Timeline Server products accounted for a significant portion of our total revenues during fiscal 2001 (exclusive of one-time patent license revenues). We expect revenues from our Timeline Analyst, Timeline Server, Business Alerts and Data Agent Server, Budgeting and Consolidation products to account for substantially all of our long-term future revenues.* As a result, factors adversely affecting the demand for these products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions, and our ability to develop and sell enhanced versions, of our products.

        WE RELY ON MICROSOFT PRODUCTS.

        We have developed all of our products to function in the Microsoft Windows and/or Windows NT environments. We anticipate that our future products will also be designed for use in connection with Microsoft software products.* In light of this product strategy, sales of our new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows NT, Windows 2000, Windows ME or other future Microsoft software products. Our success in developing products for use with Microsoft software products depends on our ability to gain timely access to, and to develop expertise in, current and future Microsoft software products. We cannot assure you that we will be able to develop expertise in, and continue to develop products for, Microsoft software products. Moreover, the abandonment by Microsoft of, or any adverse change to, its current operating system product line, strategy or business operations would materially and adversely affect our business. We cannot predict the impact, if any, that the current anti-trust lawsuit against Microsoft will have on our business or products.

        OUR ABILITY TO MANAGE GROWTH SUCCESSFULLY IS UNCERTAIN.

        Our acquisitions of Analyst Financials and WorkWise placed and will continue to place significant demands on our management and other resources. In addition, during the latter half of fiscal 2001, we hired personnel in our consulting services and sales and marketing groups. Consequently, we continue to incur a relatively high level of short-term fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operation will be materially harmed. To manage growth effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on management's ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our services. We cannot assure you that we will be successful in managing our growth.

        IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE OUR PRODUCTS MAY BE RENDERED OBSOLETE AND OUR BUSINESS MAY FAIL.

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

        WE MAY BE SUBJECT TO LIABILITIES ASSOCIATED WITH OUR SOFTWARE PRODUCTS.

        Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we intend to subject our existing and future software products and new versions and enhancements to vigorous testing prior to their release, our products may contain errors or defects.* These errors or defects may result in unexpected re-programming costs, shipping costs and other expenses. Although our license agreements with our customers contain provisions designed to limit our exposure to potential product liability claims, any errors or defects could also result in liability claims against us by the consumers of our products. Also, Microsoft, our competitors, or we may announce new products, capabilities or technologies which have the potential to replace or shorten life cycles of our existing products and which may cause customers to defer purchasing our existing products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our results of operations. Any of the foregoing events could have a negative impact on our business or financial condition.

        WE FACE INTENSE COMPETITION IN OUR BUSINESSES.

        The business information software market is highly competitive. We believe that our primary competition for our Timeline Analyst and Timeline Server products is software vendors such as Hyperion Solutions, Inc., Comshare, Inc., FRx Software Corporation, Cognos Corporation, and various budgeting vendors such as Adaytum, Inc., Microsoft, and Pillar by Hyperion.* For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Intelliware Systems Ltd., and Metagon Technologies. Many of our competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into the software market, we believe that competition will continue to proliferate.* The market for our products is characterized by significant price competition, and we expect that our products will face increasing pricing pressures.*

        Many of our current and potential competitors have well-established relationships with our potential customers, have extensive knowledge of the markets serviced by our customers, and more extensive development, sales and marketing resources. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. Such competition could seriously harm our ability to sell products on favorable terms. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would negatively impact our business and financial condition.

        OUR SUCCESS DEPENDS ON OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED INFORMATION TECHNOLOGY PROFESSIONALS AND SALES AND MARKETING PERSONNEL.

        Our future success depends in large part on our ability to attract, develop and retain highly skilled information technology professionals, particularly project managers, consultants, software engineers and programmers. Highly skilled information technology professionals are in high demand and are likely to remain a limited resource for the foreseeable future. In addition, one of the keys to the success of our acquisitions and integration of Analyst Financials and WorkWise will be our ability to continue to retain and integrate those companies' executives and employees, and attract additional skilled employees. If we are unable to keep our current technical employees, we may be unable to adequately service current projects or bid for new projects. If we are unable to recruit additional technical employees, we may not be able to expand or grow our business. We compete for the services of information technology professionals with other consulting firms, software vendors and consumers of information technology services, many of which have greater financial resources than we have. We may not be successful in hiring and retaining a sufficient number of information technology professionals to staff our consulting projects. To attract qualified technical employees, we may need to substantially increase the compensation, bonuses, stock options or other benefits we offer to employees. These additional costs may negatively affect our business and operating results.

        WE RELY ON A CONTINUOUS AND COST-EFFECTIVE POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND THE WEST COAST'S CURRENT ENERGY CRISIS COULD INCREASE OUR EXPENSES AND DISRUPT OUR OPERATIONS.

        The west coast of the United States is currently in the midst of an energy crisis that could increase our expenses and potentially disrupt our operations. Although the focus of the energy crisis has been on California, there have been effects up and down the west coast. In particular, the power shortages in California combined with lower than normal rainfall in Washington have resulted in increased energy costs in Washington, which may further increase during fiscal 2002. These increases in energy costs directly impact our operating expenses, and further increases may harm our results of operations. Finally, although Washington has not experienced power shortages and rolling blackouts as in California, recent newspaper reports have expressed concern that Washington may experience similar acute power shortages in the future. We currently do not have backup generators or alternate sources of power in the event of a blackout. Any such interruption in our ability to continue operations could damage our business and could result in lost revenue, which could substantially harm our business and results of operations.

        THE FUTURE SUCCESS OF OUR BUSINESS IS HEAVILY DEPENDENT ON THE CONTINUED SERVICES OF CERTAIN KEY EMPLOYEES.

        Our future success depends to a significant extent on the skills, experience and efforts of our senior management. In particular, we depend on Charles Osenbaugh, our Chief Executive Officer and Chief Financial Officer, Michael G. Evans, our Vice President of World-Wide Sales, and Craig R. Perkins, our Vice President of Product and Technology. None of these executive officers is subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on any of them. If any of these officers ends his employment with us, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

        We also depend on the services of qualified and experienced information technology professionals, creative personnel, and sales and marketing personnel. We typically do not enter into employment agreements with these individuals, however we do have noncompetition agreements with them. Any of these employees could leave their employment with us at any time. Our business and financial condition could be negatively impacted if any of these events occur.

        WE MAY HAVE TO TAKE ACTIONS THAT ARE DISRUPTIVE TO OUR BUSINESS STRATEGY TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940.

        The Investment Company Act of 1940, as amended, requires the registration of, and establishes regulatory requirements for, companies that are either (a) engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities or (b) own "investment securities" with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned or controlled companies are generally counted as investment securities for purposes of the Investment Company Act.

        We believe that we currently do not fall within the scope of the Investment Company Act. We are engaged primarily in the development and support of financial reporting, budgeting and management software, event-based notifications and process automation systems, and not engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. In addition, currently, the marketable securities we hold for investment do not exceed 40% of the value of our total assets. However, because our total asset base (excluding marketable securities) and net income from operations have decreased over the past year and may continue to do so, there is no certainty that we will not in the future be determined to be engaged primarily in the business of investment in securities pursuant to the Investment Company Act. If we are deemed an investment company, we would become subject to the requirements of the Investment Company Act and as a consequence, we would be subject to significant restrictions on our business as well as civil and criminal penalties for noncompliance, all of which could materially and adversely affect our business and results of operations. We have acquired marketable securities through licensing arrangements and in settlement of litigation. If we continue to receive such securities through these and other activities, there is risk that these marketable securities could comprise a significant percentage of our asset base. In the event that we approach or surpass the 40% threshold, we would attempt to dispose of our investment securities and reduce the percentage of our total assets. If we sell investment securities, we may sell them sooner than we otherwise would, possibly at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, these investments.

        THE MARKET AND LIQUIDITY FOR OUR SHARES IS LIMITED.

        Our common stock is currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, our common stock is also listed for trading on the Boston Stock Exchange. If we were to experience significant or prolonged losses or otherwise, we may be unable to maintain the standards for continued listing on the Boston Stock Exchange. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, our securities.

        Our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our securities are subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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


ITEM 2.  DESCRIPTION OF PROPERTY

        We lease approximately 12,354 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease that expires April 30, 2004. In addition, we lease 1,900 square feet of office space in London for our Analyst Financials office under a lease that expires September 30, 2001. We do not own any real estate.


ITEM 3.  LEGAL PROCEEDINGS

        In July 2000, we filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Our claims were based on Oracle's alleged development of products that use technology similar to our patented database technology. On June 12, 2001, we settled this lawsuit. As part of this settlement, we licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

        In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We have filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals. No hearing date has been established and we believe a decision will not be rendered until late in fiscal 2002.

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

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Timeline's common stock is traded on the OTC Bulletin Board ("OTCBB") and the Boston Stock Exchange ("BSE") under the symbols "TMLN" and "TML", respectively. We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it is has been quoted on the OTCBB. The following table contains the high and low bid information as reported by OTCBB, for each quarter of fiscal 2000 and 2001, and the first quarter of fiscal 2002. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.


                               Fiscal 2000                                 Fiscal 2001
                 ----------------------------------------    ----------------------------------------
                   1st        2nd        3rd        4th        1st        2nd        3rd        4th
                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                 -------    -------    -------    -------    -------    -------    -------    -------
Common Stock
    High          2.000      2.688      2.750      6.250      4.000      3.625      3.000      1.719
    Low           0.375      1.313      1.438      1.438      2.063      2.438      1.063      0.938

                                  Fiscal 2002
                ---------------------------------------------
                1st Quarter
                (thru June      2nd         3rd         4th
                 11, 2001)    Quarter     Quarter     Quarter
                -----------   -------     -------     -------
Common Stock
    High          $0.906       N/A         N/A         N/A
    Low           $0.650       N/A         N/A         N/A

        As of May 15, 2001, there were 4,040,998 shares of common stock outstanding held by approximately 87 holders of record and 815 beneficial holders.

        Mr. Osenbaugh received a grant of a performance-based option to purchase 25,000 shares of common stock on January 1, 2001. This option will vest when our stock closes trading at $7.50 or more per share for 10 consecutive days. In any event, all options shall vest if Mr. Osenbaugh is employed by us on the seventh anniversary of their original grant.

        Effective June 30, 2000, Timeline acquired all of the outstanding equity of Analyst Financials Limited, the European distributor for our products, and effective December 4, 2000, Timeline acquired all of the outstanding equity of WorkWise Software, Inc. Upon completion of these transactions, Analyst Financials and WorkWise became wholly-owned subsidiaries of Timeline. Timeline completed both transactions on a stock-for-stock basis and issued 303,814 shares of its common stock to certain shareholders of Analyst Financials, and 225,000 shares of its common stock to the sole shareholder of WorkWise. In connection with the WorkWise acquisition, Timeline agreed to issue up to an aggregate of 25,000 shares of Timeline stock to certain employees of WorkWise who continued as employees with Timeline.

        We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on the shares in the foreseeable future.* Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

                                    REVENUES

                                           Years Ended March 31,
                                           2001            2000       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                           1,466             727         102%
Other license                              2,025           5,602         (64%)
Maintenance                                  734             833         (12%)
Consulting and Other                         680             735          (7%)
Software development                          46              49          (6%)
                                          ----------------------
Total Revenues                             4,951           7,946         (38%)
--------------------------------------------------------------------------------

        Results of operations for the fiscal year ended March 31, 2001 include nine months of operations of Analyst Financials Limited (Analyst Financials), which we acquired as of June 30, 2000, as well as approximately four months of operations for WorkWise Software, Inc. (WorkWise), acquired December 4, 2000. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, results of operations for periods in fiscal 2000 (prior to the acquisitions) and fiscal 2001 (after the acquisitions) are not directly comparable. For the quarter and year ended March 31, 2000, Analyst Financials paid royalties to Timeline on license and maintenance revenue under its then distributor agreement (which amounted to $226,000 for the year ended March 31, 2000). There was no financial relationship between WorkWise and Timeline prior to its acquisition.

        For the fiscal year ended March 31, 2001, our total operating revenues were $4,951,000 compared to $7,946,000 for fiscal 2000, representing a decrease of 38%. However, the fiscal 2001 results are not directly comparable as they include the results of operations of WorkWise and Analyst Financials while fiscal 2000 include royalty payments from Analyst Financials under agreements in place prior to its acquisition by the Company. The decrease in total revenues in fiscal 2001 from fiscal 2000 is primarily attributable to a substantial decrease in patent license revenue more than offsetting increased software license revenue. Notably, software licensing revenues were substantially higher in fiscal 2001 over fiscal 2000 (representing a 102% increase), while patent license revenue substantially decreased to $2,025,000 in fiscal 2001 from $5,602,000 in fiscal 2000 (a 64% decrease). The patent license revenue in fiscal 2000 consisted of a one-time $5,000,000 license fee from Microsoft Corporation, and a one-time license fee from Broadbase Software for $602,000, whereas patent license revenue in fiscal 2001 consisted of a one-time $2,025,000 license fee from Sagent Technology, Inc. None of these patent license fees provide for recurring license revenue. Without consideration of the patent license revenues, total operating revenues for the fiscal year ended March 31, 2001 exceeded those for the like period ended in 2000 by 25%. We will continue to pursue additional patent licenses when appropriate, and we believe that the settlements made to date regarding our patents will have a positive impact on our ability to enter into additional patent licenses.* However, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses.*

        Software license revenue for the fiscal year ended March 31, 2001 increased to $1,466,000 from $727,000 for fiscal 2000. The increase in revenue from software licenses in fiscal 2001 over fiscal 2000 is primarily attributable to improved results from our third-party distribution partners and additions of new partners. However, despite this overall increase in license revenue, during fiscal 2001 we have witnessed significant diminution of license revenue by several key distribution partners, presumably based upon the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software.

Currently, we have relationships and strategic alliances with more than 20 national and international distribution partners. Secondary factors for the increase in software license revenue are contributions of license revenue from WorkWise and its OEM partners of $54,000, and the consolidation of Analyst Financials' results (which more than offset the lower royalty payment generated under our distributor agreement with Analyst Financials during fiscal 2001). We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. However, we have continued to release new products in conjunction with national and international distribution partners and anticipate that such channels will contribute to increases to software licenses during fiscal 2002 over fiscal 2001.*

        Maintenance revenue decreased by 12% for the comparable fiscal years, a result of our outsourcing maintenance of our older VAX-based products as of May 1, 2000, which offset increased maintenance fees from new customers who have installed and are using our software. Maintenance revenue from our Microsoft-based product lines continues to increase as more sites are installed and maintenance agreements commence.

        Consulting revenue decreased 7% for the fiscal year ended March 31, 2001 from fiscal 2000, despite an increase in consulting fees in the fourth quarter of fiscal 2001. The decrease for the fiscal year was primarily due to reduced staffing in the first three months of the fiscal year prior to the acquisition of Analyst Financials, the outsourcing of maintenance and consulting on VAX-based products starting May 1, 2000 and the general slow-down in licensing due to uncertainties surrounding Year 2000 compliance. However, in the latter half of fiscal 2001, we saw steady improvements in consulting revenue reflecting an increase in the number of consulting staff generating revenue due primarily to the acquisition of Analyst Financials in June 2000. We expect that, as a result of the Analyst Financials acquisition, this increase in the number of consultants on staff will continue to show increased consulting revenue for future periods when compared to results in periods prior to the acquisition.* The level of consulting revenue varies according to the mix of systems directly licensed by Timeline compared to software provided through OEMs, who market the products at lower levels of functionality and use and provide direct installation services to end-users, thereby requiring less consulting. Because our U.K. office (Analyst Financials) employs a direct sales force and licenses software directly to large organizations, this has resulted in an increased demand for consulting. However, we believe that any fluctuations in consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels.*

        Software development fee revenue was $46,000 and $49,000 for the fiscal year ended March 31, 2001 and 2000, respectively. Development revenues are not material to overall revenue and we do not anticipate that development revenue will contribute significantly to revenue in fiscal 2002 as there are no substantial contracts currently in place or being pursued for development efforts.* We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

                                  GROSS PROFIT

                                          Years Ended March 31,
                                          2001             2000        Change
--------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                              3,866            6,790        (43%)
Percentage of operating revenues             78%              85%

        Our gross profit for fiscal 2001 was $3,866,000, representing a 43% decrease from fiscal 2000. Gross profit for the two fiscal years is not directly comparable due to the inclusion of WorkWise and Analyst Financials revenues in fiscal 2001, and because of the relative mix of high-margin patent license revenue in each period ($2,025,000 in fiscal 2001 compared to $5,602,000 in fiscal 2000). We expect to see continued variations in gross profit dependant on the mix of high-margin software and patent licenses and lower margin consulting and maintenance revenue which is labor intensive.* Additionally, because patent licenses to date have tended to be driven by legal actions and/or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.*

                           SALES AND MARKETING EXPENSE

                                            Years Ended March 31,
                                            2001             2000      Change
--------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                         1,336              617        117%
Percentage of operating revenues               27%               8%

        Sales and marketing expenses in actual dollar amounts increased by 117% and also increased as a percentage of operating revenue between the fiscal years ended March 31, 2001 and 2000. The increase in actual dollar amounts in fiscal 2001 was primarily due to an increase in the number of sales and marketing personnel as a result of the Analyst Financials and WorkWise acquisitions. The amounts for fiscal 2000 included certain commissions and bonuses paid in the first quarter of that year. The increase in sales and marketing expense as a percentage of operating revenue reflects not only the increased costs from additional personnel, but also changes in the amounts and sources of revenue between the comparable periods relating to large patent license fees in both fiscal 2001 and 2000. Patent license-related expenses are typically included in general and administrative expenses due to the nature of the licensing process.

                        RESEARCH AND DEVELOPMENT EXPENSE

                                            Years Ended March 31,
                                            2001             2000        Change
--------------------------------------------------------------------------------
(Dollars in Thousands)
Research and development                    1,605            1,161           38%
Percentage of operating revenues               32%              15%

        Research and development expenses increased to $1,605,000 from $1,161,000 (a 38% increase) for the fiscal years ended March 31, 2001 and 2000. This increase in research and development expenses was primarily attributable to software enhancements undertaken to meet the particular needs of our distribution partners, to integrate our products with the accounting, ERP and sales package(s) of our various vendors, and to allow better operations on new products released by Microsoft Corporation. These increases in fiscal 2001 also included normal salary increases and marginal costs along with an increase in the number of personnel employed in these activities, and in particular the addition of three employees in Development as a result of the WorkWise acquisition in December 2000. Research and development expenses as a percentage of revenue for the fiscal years ended March 31, 2001 and 2000 are also affected by changes in the volume of revenue due to significant patent license fees in the third quarter of fiscal 2001 and the first quarter of fiscal 2000. Finally, the portion of our staff's efforts capitalized for future amortization during fiscal 2001 was significantly less than that capitalized in fiscal 2000 due to the fact that the majority of the work was directed at integration with distribution partners' products as opposed to new releases of the core product offering. We believe the actual dollar amount of research and development expenses in fiscal 2002 will remain relatively stable with the fiscal 2001 expenses.*

                       GENERAL AND ADMINISTRATIVE EXPENSE

                                            Years Ended March 31,
                                            2001             2000        Change
-------------------------------------------------------------------------------
(Dollars in Thousands)

General and administrative                  2,624            2,365           11%
Percentage of operating revenues               53%              30%

        General and administrative expenses in actual dollar amounts increased 11% to $2,624,000 from $2,365,000 for the comparable fiscal years ended March 31, 2001 and 2000. General and administrative expenses typically fluctuate significantly from fiscal quarter to quarter largely due to variations in expenses associated with our patent litigation. During fiscal 2001, general and administrative costs consisted primarily of attorneys fees associated with our patent litigation and our contract litigation with Microsoft, an increase of three general and administrative personnel through the Analyst Financials acquisition and employee bonuses relating to the settlement of the patent litigation with Sagent Technology, Inc. We believe that general and administrative costs should remain fairly stable from quarter to quarter in fiscal 2002. Due to continued monitoring of a number of other software products which we believe may, subject to further due diligence, present embodiments of the Timeline patents, there is a significant possibility that we may decide to pursue additional litigation to defend our property rights.* We cannot express an opinion on the cost, timing or arrangement with counsel that may result from these additional actions, if any.*

        Fluctuations of general and administrative expenses as a percentage of revenues for comparative periods are also due to the significant changes in revenue for each period, especially the amount of revenue generated through patent licensing.

                                  OTHER INCOME

        Other income for fiscal 2001 was $318,000, down from $504,000 in fiscal 2000. The decrease is primarily the result of a significant decrease in interest income from $145,000 in fiscal 2000 (attributable to interest earned on the $5,000,000 one-time license fee) to $9,000 in fiscal 2001 (reflecting our funding of operations and litigation costs through utilization of cash and liquid investments). Other items, including net changes in realized and unrealized gains and losses on securities held for investment and interest expense, were relatively consistent between the fiscal years.

                                   INCOME TAX

        Income taxes are provided in the statement of operations in accordance with the asset and liability method. We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded for fiscal 2001.

        In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, we do not expect this to be a factor in fiscal 2002.*

                         LIQUIDITY AND CAPITAL RESOURCES

        Balances of our cash and cash equivalents and marketable securities classified as trading at March 31, 2001 stood at approximately $29,000 compared to approximately $3,017,000 at March 31, 2000. Additionally, available for sale securities at March 31, 2001 stood at approximately $1,069,000 compared to approximately $3,030,000 at March 31, 2000. At March 31, 2001, we also maintained a balance of $26,000 of securities we have committed to transfer under securities sales agreements (see Footnote 2 to our Consolidated Financial Statements) in addition to our cash and marketable securities balances.

        The substantial decrease in the total amount of our cash and cash equivalent and marketable securities balances, are attributable to the operating losses during fiscal 2001 and costs associated with the acquisitions of Analyst Financials and WorkWise. Of more significance was the dramatic decrease in the market value of available-for-sale securities. At March 31, 2001, we held 9,350 shares of Broadbase Software, Inc. common stock, which were classified as marketable securities available for sale (valued at approximately $18,981). At March 31, 2000, we held 80,000 shares of Broadbase received in settlement of patent litigation (which were valued then at approximately $3,030,000). The value of each share of Broadbase decreased substantially between the value reflected at March 31, 2000 and the settlement date of actual sales and the value of any remaining shares held at March 31, 2001. All of these shares were restricted until September 2000 (see Footnote 2 to our Consolidated Financial Statements). Additionally, available for sale securities at March 31, 2001 includes 600,000 shares of Sagent Technology, Inc. common stock which are not reflected on the March 31, 2000 balance sheet as they were received in the quarter ended December 31, 2000 in settlement of patent litigation. The shares of Sagent common stock held by us are considered restricted securities under securities laws, although Sagent has filed a registration statement with the Securities and Exchange Commission to register the shares for resale. We will have no restrictions on the sale of this common stock once this registration statement is declared effective. The market value of the Sagent shares has also decreased since they were issued in December 2000, due to general decline in the U.S. stock markets. At May 15, 2001, the market value of the Sagent shares had decreased to $1.34 per share (from $1.75 per share at March 31, 2001). We cannot predict the timing on our ability to sell these shares or the then-market value of such shares. In the event that we are unable to sell any or all of our marketable securities or the Sagent shares at the times or in the amounts we desire, or in the event that the market prices for any of those securities decreases, this will have a material adverse effect on our working capital and our capital needs. In such event we would need to achieve substantially greater revenue from operations to meet our budget for fiscal 2002.

        Total obligations, excluding deferred income items, were approximately $962,000 at March 31, 2001 compared to approximately $796,000 at March 31, 2000. This increase is primarily due to expenses accrued as a result of the acquisitions of Analyst Financials and WorkWise, as well as deferred employee bonuses relating to the settlement of the patent litigation with Sagent Technology, Inc.

        In May 2001, three of our directors loaned us a total of $172,580. These loans are due in full either 60 or 90 days from the execution of the loan, depending on the loan agreement. We used the proceeds of these loans to fund payroll and other operating expenses.

        Net cash used in operating activities was approximately $3,593,000 in the year ended March 31, 2001. This was primarily due to our generating net losses for three quarters of fiscal 2001, partially offset by a gain in the third quarter of fiscal 2001. We generated approximately $2,124,000 from investing activities and used approximately $7,000 for financing activities.

        We licensed certain patented technology to Oracle in June 2001 as part of a settlement of our patent infringement litigation. We will receive cash and other consideration under the terms of this patent technology license. Based on current cash and cash equivalent balances, along with our current ability to sell marketable securities, any net cash provided by operations, and the cash provided by our settlement with Oracle, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2002. Had we not received the license payment from Oracle, there would have been substantial doubt about our ability to continue as a going concern. However, we are at risk as to the market value of our shares in Sagent currently held and we must achieve substantially greater revenue from operations than we did in the last several quarters of fiscal 2001. We have witnessed significant diminution of license revenue by several key distribution partners, presumably based upon the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software.

        During fiscal 2002, we expect to generate cash from increased software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other controllable expenses associated with Research and Development, Sales and Marketing, and General and Administrative activities. We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if patent and software licenses do not substantially increase quarter-to-quarter during fiscal 2002.**

ITEM 7.  FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheets of Timeline, Inc. (a Washington corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                        /s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
June 12, 2001

                                 TIMELINE, INC.
              CONSOLIDATED BALANCE SHEETS - MARCH 31, 2001 AND 2000

                                     ASSETS

                                                                          2001               2000
                                                                      ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $         --       $  1,470,703
  Marketable securities - trading                                           28,802          1,546,256
  Marketable securities - available for sale                             1,068,981          3,030,000
  Securities held for others                                                26,000            170,000
  Accounts receivable (including $0 and $8,345 from affiliates),
    net of allowance of $4,902 and $38,500                                 773,287            323,387
  Prepaid expenses and other                                               166,687             70,372
                                                                      ------------       ------------
               Total current assets                                      2,063,757          6,610,718

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $871,576 and $1,794,311                                  167,841            266,073

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $256,789 and $163,622                                    429,761            555,617

CAPITALIZED PATENTS, net of accumulated
  amortization of $15,069 and $7,429                                       157,015             99,582

INTANGIBLE ASSETS, net of accumulated
  amortization of $380,983 and $0                                        1,393,638                 --

OTHER ASSETS                                                                   328              2,185
                                                                      ------------       ------------

               Total assets                                           $  4,212,340       $  7,534,175
                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    441,377       $    303,885
  Accrued expenses                                                         520,248            487,921
  Deferred revenues                                                        533,145            372,000
  Current portion of obligations under capital leases                           --              4,309
                                                                      ------------       ------------
               Total current liabilities                                 1,494,770          1,168,115

               Total liabilities                                         1,494,770          1,168,115
                                                                      ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    4,043,498 and 3,449,112 issued and outstanding                          40,385             34,492
  Additional paid-in capital                                            10,424,703          9,124,178
  Other comprehensive (expense) income                                    (410,451)         2,658,825
  Accumulated deficit                                                   (7,337,067)        (5,451,435)
                                                                      ------------       ------------
               Total stockholders' equity                                2,717,570          6,366,060
                                                                      ------------       ------------

               Total liabilities and stockholders' equity             $  4,212,340       $  7,534,175
                                                                      ============       ============

      The accompanying notes are an integral part of these balance sheets.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                  2001              2000
                                               -----------       -----------
REVENUE
  Software license                             $ 1,466,148       $   727,477
  Other license                                  2,025,000         5,602,000
  Software development                              45,432            49,340
  Maintenance                                      733,983           833,361
  Consulting and other                             680,178           733,741
                                               -----------       -----------

        Total revenues                           4,950,741         7,945,919
                                               -----------       -----------

COST OF REVENUES                                 1,084,730         1,156,204
                                               -----------       -----------

        Gross profit                             3,866,011         6,789,715
                                               -----------       -----------

OPERATING EXPENSES:
  Sales and marketing                            1,336,373           617,435
  General and administrative                     2,624,279         2,364,998
  Research and development                       1,605,398         1,161,476
  Depreciation                                     161,251           182,274
  Amortization: intangibles/goodwill               342,765                --
                                               -----------       -----------

        Total operating expenses                 6,070,066         4,326,183

        (Loss) income  from operations          (2,204,055)        2,463,532
                                               -----------       -----------

OTHER INCOME (EXPENSE):
  Gain on securities                               355,498           334,322
  Unrealized gain on trading securities                 --            56,828
  Interest expense and other                       (46,310)          (32,649)
  Interest income and other                          9,235           145,052
                                               -----------       -----------

        Total other income                         318,423           503,553
                                               -----------       -----------

        (Loss) income before income taxes       (1,885,632)        2,967,085

        Income tax provision                            --           (55,507)
                                               -----------       -----------

        Net (loss) income                      $(1,885,632)      $ 2,911,578
                                               ===========       ===========

Basic net (loss) income per common
  and common equivalent share                  $     (0.48)      $      0.89
                                               ===========       ===========

Diluted net (loss) income per common
  and common equivalent shares                 $     (0.48)      $      0.83
                                               ===========       ===========

Shares used in calculation of basic
  earnings per share                             3,900,400         3,274,673
                                               ===========       ===========

Shares used in calculation of
  diluted earnings per share                     3,900,400         3,524,273
                                               ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                      Common Stock                                          Other
                              -------------------------      Paid-in          ESOP       Comprehensive   Accumulated
                                 Shares        Amount        Capital         Shares         Income         Deficit         Total
                              -----------   ------------   ------------   ------------   -------------  ------------   ------------
BALANCE, March 31, 1999         3,191,368   $     31,946   $  9,070,865   $   (135,417)  $         --   $ (8,363,013)  $    604,381

  Net income (loss)                    --             --             --             --             --      2,911,578      2,911,578
  Exercise of common stock
    options                       339,995          3,369        306,431             --             --             --        309,800
  Retirement of ESOP shares        (7,251)           (73)      (106,212)       135,417             --             --         29,132
  Stock based compensation             --             --        152,344             --             --             --        152,344
  Unrealized gain on
    available for sale
    securities                         --             --             --             --      2,658,825             --      2,658,825
  Repurchase of common stock      (75,000)          (750)      (299,250)            --             --             --       (300,000)
                              -----------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, March 31, 2000         3,449,112   $     34,492   $  9,124,178   $         --   $  2,658,825   $ (5,451,435)  $  6,366,060

  Net income (loss)                    --             --             --             --             --     (1,885,632)    (1,885,632)
  Unrealized loss on
    available for sale
    securities                         --             --             --             --     (3,060,660)            --     (3,060,660)
  Equity consideration
    issued for acquisitions       548,814          5,488      1,289,681             --             --             --      1,295,169
  Exercise of common stock
    options                        40,572            405         10,844             --             --             --         11,249
  Foreign currency
    translation adjustment             --             --             --             --         (8,616)            --         (8,616)
                              -----------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, March 31, 2001         4,038,498   $     40,385   $ 10,424,703   $         --   $   (410,451)  $ (7,337,067)  $  2,717,570
                              ===========   ============   ============   ============   ============   ============   ============

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                                          2001             2000
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(1,885,632)     $ 2,911,578
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
    Depreciation and amortization                                          701,392          576,328
    Loss on disposal of property and equipment                             (18,905)           8,846
    Loss on sale of securities                                            (355,498)              --
    Non-cash compensation expense                                               --          152,344
    Marketable equity securities received as consideration              (1,425,000)        (392,000)
    ESOP contribution compensation expense                                      --           29,132
    Changes in operating assets and liabilities, net of businesses acquired:
      Accounts receivable                                                   56,453          111,279
      Prepaid expenses and other                                           (95,363)         (12,968)
      Accounts payable                                                    (669,062)         161,398
      Accrued expenses and other                                           (82,225)         (37,204)
      Deferred revenues                                                    155,645          (46,827)
      Other noncurrent assets                                               25,561               --
                                                                       -----------      -----------
         Net cash (used in) provided by operating activities            (3,592,634)       3,461,906
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisitions                                             29,056               --
  Purchase of property and equipment                                       (28,640)         (79,172)
  Proceeds from sale of property and equipment                              22,075               --
  Investment in capitalized software and development costs                (240,246)        (301,915)
  Purchase of short-term investments                                    (1,017,325)      (2,483,697)
  Proceeds from sale of short-term investments                           3,359,637          788,265
  Proceeds from (issuance of) note receivable                                 (952)          13,051
                                                                       -----------      -----------
      Net cash provided by (used in) investing activities                2,123,605       (2,063,468)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                     (4,309)         (10,705)
  Borrowings under line of credit                                               --          287,012
  Repayments under line of credit                                               --         (310,717)
  Payments on notes payable                                                     --         (132,578)
  Retirement of shares/treasury stock                                           --         (130,000)
  Sales of common stock and exercise of stock options                       11,251          309,800
                                                                       -----------      -----------
      Net cash (used in) provided by financing activities                    6,942           12,812
                                                                       -----------      -----------

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                                (8,616)              --

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,470,703)       1,411,250

CASH AND CASH EQUIVALENTS, beginning of period                           1,470,703           59,453
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                               $        --      $ 1,470,703
                                                                       ===========      ===========

SUPPLEMENTAL CASH AND NONCASH DISCLOSURES:
  Cash paid for interest                                               $    16,340      $    28,708
Non-cash transactions:
  Equity consideration issued for acquisitions                           1,295,169               --
  Unrealized (loss) gain on available for sale securities               (3,060,660)       2,658,825
  Offset of accounts receivable for capitalized software                        --          125,000
  Retirement of unallocated ESOP shares                                         --          104,167
  Repurchase of common stock for restricted investment                          --          170,000

    The accompanying notes are an integral part of these financial statements

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.  THE COMPANY:

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company). The Company, which is headquartered in Seattle, Washington and has operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems. Timeline's software products automatically access and distribute business information with full accounting control.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2001, the Company had an excess of current assets over current liabilities of $568,987 and had an accumulated deficit of $7,337,067, with total stockholders' equity of $2,717,570. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and assuming that the Company will continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, will provide adequate resources to fund operations at least until March 31, 2002. Management has contingency plans which will enable the Company to continue to operate as a going concern if actual results differ materially from the Company's financial projections.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Other significant accounting policies are summarized in the following paragraphs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments.

Marketable Securities - Trading

Marketable securities consist of both equities and debt instruments, which are under the management of investment brokers. The Company actively buys and sells individual securities in this account and has classified these securities as Trading under the provisions of Statement of Financial Accounting Standards

115. Consistent with the provisions of that statement, the Company has recorded these investments at their fair market value in the accompanying balance sheet. Realized and unrealized gains and losses on these securities are included in the accompanying statements of operations.

Marketable Securities - Available for Sale

In September 1999, the Company settled a patent infringement lawsuit filed against Broadbase Software, Inc. (Broadbase). As part of the settlement, the Company licensed certain patented technology to Broadbase in exchange for cash of $210,000 and 80,000 shares of Broadbase common stock with a fair market value of $392,000 at the date of the settlement. The Company was subject to restrictions on the sale of these securities for a period of one year from the date that they were received. These restrictions lapsed in September 2000.

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders were entitled to receive 4,250 shares of Broadbase common stock after the transfer restrictions lapsed in September 2000. The shareholders also received a cash payment of $130,000 at the date of this agreement. In connection with this transaction, the Company recognized the unrealized gain of $149,175 on these shares at March 31, 2000. That amount was included as a gain on securities in the March 31, 2000 annual statement of operations. The Company also recorded a liability equal to the fair value of the shares to be transferred at the date of that agreement. As of March 31, 2001, the Company had transferred ownership of 3,600 shares under this agreement. The remaining shares are recorded in the accompanying balance sheet at their fair market value on the date of this agreement of $26,000, with an offsetting liability for the same amount that is a component of accrued expenses. Broadbase completed a two-for-one stock split on April 10, 2000. All per share amounts have been adjusted to reflect this stock split.

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. There are no restrictions on the sale of these securities beyond the effectiveness of a registration statement to be filed by Sagent.

The total value of noncommitted Broadbase and Sagent common stock was $1,068,981 at March 31, 2001. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, these securities are stated at fair market value and the unrealized gain on these securities of $401,835 at March 31, 2001, is recorded as a component of other comprehensive income in the accompanying balance sheet.

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

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility of a product line has been established. Amortization is recognized using the straight-line method over the products' estimated economic life of three years. Amortization starts when the product is available for general release to customers. During fiscal 2001 and 2000, the Company capitalized $136,595 and $426,915, respectively, of software development costs. The fiscal 2000 amount includes $125,000 of software that was acquired in a non-cash exchange for the offset of accounts receivable from a related party (see Note 12). Amortization expense for fiscal 2001 and 2000 was $205,026 and $400,225, respectively. This amortization is included in cost of revenues in the accompanying statements of operations.

All research and development costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of acquired technology, customer lists, skilled workforce and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company periodically enters into licenses for its patented technology. These patent licenses typically result from the settlement of patent infringement lawsuits that are brought by the Company. Revenues received from these patent licenses are classified as Other License revenue in the accompanying consolidated statements of operations.

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

Net (Loss) Income per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," effective December 15, 1998. Basic net (loss) income per share is the net (loss) income divided by the average number of shares outstanding during the year. Diluted net (loss) income per share is calculated as the net (loss) income divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise. During fiscal year 2001, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share.

The computation of diluted net (loss) income per common and common equivalent share is as follows at March 31:

                                                                        2001             2000
                                                                     -----------      -----------
Net (loss) income                                                    $(1,885,632)     $ 2,911,578
                                                                     -----------      -----------

Weighted average common shares outstanding                             3,900,400        3,274,668
Plus:  dilutive options and warrants                                          --          577,926
Less:  shares assumed repurchased with proceeds from exercise                 --         (328,326)
                                                                     -----------      -----------

Weighted average common and common equivalent shares outstanding       3,900,400        3,524,268
                                                                     -----------      -----------

Diluted net (loss) income per common and common equivalent share     $     (0.48)     $       .83
                                                                     ===========      ===========

The calculation of diluted net (loss) income per common and common equivalent share does not include 701,842 and 41,025 options and warrants in 2001 and 2000, respectively, as they are antidilutive.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform them to the current year's presentation.

3.  MAJOR CUSTOMERS:

During fiscal 2001, one customer comprised approximately 41% of the Company's total revenue. During 2000, a different customer comprised approximately 63% of the Company's total revenue. At March 31, 2001, approximately 25% of the accounts receivable balance was due from the Company's two largest customers. At March 31, 2000, approximately 34% of the accounts receivable balance was due from the Company's two largest customers, which were different than the two customers in 2001.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at March 31:

                                                                     2001             2000
                                                                  -----------      -----------
Computer equipment                                                $   832,440      $ 1,625,052
Office equipment                                                      206,977          435,332
                                                                  -----------      -----------

                                                                    1,039,417        2,060,384
Less - accumulated depreciation                                      (871,576)      (1,794,311)
                                                                  -----------      -----------

Total property and equipment, net of accumulated depreciation     $   167,841      $   266,073
                                                                  ===========      ===========

5.  Accrued Expenses:

Accrued expenses consists of the following:

                                                  2001         2000
                                                --------     --------
        Compensation and benefits               $366,321     $211,851
        Securities held for others                26,000      170,000
        Other                                    127,927      106,070
                                                --------     --------
           Total accrued expenses               $520,248     $487,921
                                                ========     ========

6.  ACQUISITIONS:

Effective June 30, 2000, the Company acquired Analyst Financials Limited (Analyst Financials). The total purchase consideration for this acquisition was $1,862,419 and consisted of 303,814 shares of Timeline common stock with a total fair market value of $797,525, cash of $20,000 and the assumption of certain liabilities.

In connection with the Analyst Financials Acquisition, assets acquired and liabilities assumed were allocated based on estimated fair values of assets and settlement amounts of liabilities as follows:

           Cash                                         $    29,056
           Accounts receivable                              496,603
           Property and equipment                            23,570
           Intangible assets                              1,032,993
           Accounts payable                                (700,708)
           Accrued expenses                                 (63,989)
                                                        -----------
                   Net assets acquired                  $   817,525
                                                        ===========

On December 4, 2000, the Company acquired WorkWise Software Inc. (WorkWise). The total purchase consideration for this acquisition was $587,144 and consisted of 245,000 shares of Timeline common stock (225,000 shares issued to Oralis.com and 20,000 shares issued to certain WorkWise employees who joined the Company) with a total fair market value of $497,644, cash paid for transaction costs of approximately $80,000 and the assumption of certain liabilities.

In connection with the WorkWise Acquisition, assets acquired and liabilities assumed were allocated based on estimated fair values of assets and settlement amounts of liabilities as follows:

            Accounts receivable                          $   9,750
            Property and equipment                           7,000
            Intangible assets                              570,394
            Accounts payable                                (4,000)
            Accrued expenses                                (5,500)
                                                         ---------
                    Net assets acquired                  $ 577,644
                                                         =========

Intangible assets acquired in these acquisitions consisted primarily of software source code, customer contracts, skilled workforce and goodwill. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of up to three years.

The following table summarizes the pro forma results of the Company's operations for the years ended March 31, 2001 and 2000 assuming that the acquisitions discussed above had occurred as of the beginning of each year. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                       (Unaudited)

                                                   Years Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                -----------      -----------
        Revenue                                 $ 5,838,580      $11,881,381
        Net (loss) income                        (2,826,148)       1,445,484
        Diluted net (loss) income per share           (0.68)            0.35

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

The Company has determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) as of March 31 are as follows:

                                                   2001             2000
                                                -----------      -----------
        Net operating loss carryforward         $ 2,357,000      $ 1,042,000
        Research and experimentation credit         800,000          800,000
        Deferred revenues                            79,000          126,000
        Capitalized software costs                 (233,000)        (223,000)
        Other                                        44,000           45,000
                                                -----------      -----------

                                                  3,047,000        1,790,000

        Less - valuation allowance               (3,047,000)      (1,790,000)
                                                -----------      -----------

             Net deferred tax assets            $        --      $        --
                                                ===========      ===========

The net operating loss carryforwards of approximately $6,932,000 and research and experimentation credit carryforwards expire through 2019.

The valuation allowance increased by $1,257,000 during the year ended March 31, 2001 and decreased by $1,016,000 during 2000.

In connection with the initial public offering, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits of $1,753,000 and $221,000, respectively, which may be used in any given year to approximately $300,000.

The provisions for income taxes are as follows:

                                                       2001         2000
                                                     --------     --------
        Current                                      $     --     $ 55,507
        Deferred                                           --           --
                                                     --------     --------

              Total provision                        $     --     $ 55,507
                                                     ========     ========

Reconciliation of the United States statutory rate to the effective tax rates follows:

                                                           2001         2000
                                                          ------       ------
        Federal income tax (benefit) expense at
           U.S. statutory rates                            (34.0)%       34.0%
        Non-deductible expenses                              0.7%         0.2%
        Alternative Minimum Taxes                             --%         1.9%
        (Decrease) Increase in deferred tax valuation
           allowance                                        33.3%       (34.2)%
                                                          ------       ------

        Provision for income taxes                            --%         1.9%
                                                          ======       ======

8.  401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 20% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $19,272 and $17,424 to the plan during the years ended March 31, 2001 and 2000, respectively.

9.  EMPLOYEE STOCK OWNERSHIP PLAN:

During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company registered and sold 95,200 shares of common stock to the ESOP. Financing for the purchase was provided by a $500,000 bank loan which was a direct obligation of the Company's Employee Stock Ownership Trust (the Trust) and was secured by a pledge of the shares purchased and was guaranteed by the Company and the chief executive officer. This loan was repaid in full during fiscal 2000.

During fiscal 2000, the Company applied $104,167 to the ESOP in payment of the loan. As a result, 19,657 shares of its common stock were issued to the Trust and allocated to employees, and 7,251 shares of its common stock were retired. In addition, the Company made matching and discretionary contributions totaling $105,600 and $100,000 to the ESOP during fiscal 2001 and 2000, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

Litigation

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company has filed an appeal in the Washington State Court of Appeals. No hearing date has been set.

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company's claims were based on Oracle's alleged introduction of elements in its product family that utilize technology similar to the Company's patented technology licensed to Microsoft. On June 12, 2001, the Company settled this lawsuit. As part of the settlement, the Company licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Leases

The Company has entered into noncancelable lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under these leases as of March 31, 2001:

Fiscal Year ending March 31,
               2002                                $  459,651
               2003                                   397,195
               2004                                   385,001
               2005                                    31,178
                                                   ----------

               Total minimum lease payments        $1,273,025
                                                   ==========

Rent expense amounted to $261,969 and $241,269 for the years ended March 31, 2001 and 2000, respectively.

11.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

The Company has two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 475,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 66,875 shares are available for grant as of March 31, 2001. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. At March 31, 2001, the Company had granted options to purchase 240,629 shares of common stock, including those described in the following paragraphs, which are not part of these option plans. As of March 31, 2001, no further option grants are available under the Old Plan. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

In November 1997, the Company granted a performance-based stock option to the President/CEO to purchase 75,000 shares of common stock at an exercise price of $1.00 per share. One half of the shares under this option vested when the Company's common stock closed trading at a price of $2.00 per share for a period of 10 consecutive days, and the remaining one-half of the shares under this option vested when the Company's common stock closed trading at a price of $3.00 per share for a period of 10 consecutive days. These options vested in full during fiscal 2000, and the Company recognized a total of $152,344 in non-cash compensation expense, which is included as a component of general and administrative expenses in the accompanying statement of operations.

In February 1999, the Company granted a second performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2001.

In November 1999, the Company granted a third performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2001.

In January 2001, the Company granted a fourth performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2001.

Options outstanding as of each period are as follows:

                                                        Weighted
                                                         Average
                                       Number of        Exercise
                                        Options          Price
                                       ---------        --------
        Balance, March 31, 1999         607,911         $ 1.50
           Granted                      108,500           1.41
           Exercised                    (39,322)           .23
           Canceled                     (60,275)          2.72
                                       --------         ------

        Balance, March 31, 2000         616,814         $ 1.46
           Granted                      102,500           1.94
           Exercised                    (40,572)           .28
           Canceled                     (18,900)          1.98
                                       --------         ------

        Balance, March 31, 2001         659,842         $ 1.53
                                       ========         ======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been equal to the pro forma amounts indicated below:


                                                      2001                 2000
                                                  ------------         ------------
        Net (loss) income - as reported           $ (1,885,632)        $  2,911,578
        Net (loss) income - pro forma               (1,973,435)           2,831,799

        Basic net (loss) income per common
          share - as reported                             (.48)                 .89
        Basic net (loss) income per common
          share - pro forma                               (.51)                 .86
        Diluted net (loss) income per
          common share - as reported                      (.48)                 .83
        Diluted net (loss) income per
          common share - pro forma                        (.51)                 .80

The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2001 and 2000: zero dividend yield; expected volatility of 98% and 97%, respectively; risk-free interest rates varying by grant date between 6.00% and 6.38%; and expected lives of five years. The weighted-average grant date fair value of options granted during fiscal 2001 and 2000, was $1.49 and $.99, respectively.

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

Information relating to stock options outstanding and stock options exercisable at March 31, 2001 is as follows:

                                         Options Outstanding                     Options Exercisable
                              -----------------------------------------       ------------------------
                                              Weighted
                                               Average        Weighted                        Weighted
                               Number         Remaining        Average         Number         Average
                                 of             Life          Exercise           of           Exercise
Range of Exercise Prices       Shares         in Years          Price          Shares           Price
------------------------      --------       -----------      ---------       --------        --------
$1.00-$2.88 ...........        588,104             8.3        $   1.33         313,854        $   1.21
$3.57-$6.75 ...........         71,738             4.1            3.70          71,738            3.70
                              --------        --------        --------        --------        --------

Totals ................        659,842             7.9        $   1.53         385,592        $   1.67
                              ========        ========        ========        ========        ========

12.  RELATED PARTY TRANSACTIONS:

The Company's transactions with related parties are as follows:

Analyst Financials

In July 1997, the Company sold a majority interest in its then wholly-owned subsidiary, Timeline Europe Ltd. This entity was subsequently re-named Analyst Financials Limited (Analyst Financials). In connection with this sale, the Company and Analyst Financials executed a Distributorship Agreement and Source Code License which allowed Analyst Financials to distribute, enhance and maintain certain Timeline, Inc. software products in exchange for licensing fees and maintenance fees payable to the Company. The Company recorded revenues under this agreement of $226,207 in fiscal 2000.

In September 1999, the Company purchased certain software source code from Analyst Financials. Timeline paid Analyst Financials $85,000 in cash and offset a receivable from Analyst Financials in the amount of $125,000. The offset of this receivable has been included as a non-cash transaction in the accompanying statement of cash flows. On June 30, 2000 the Company acquired the remaining equity of Analyst Financials (see Note 6).

Stock Exchange

In March 2000, the Company entered into an agreement with two shareholders to reacquire 75,000 shares of its outstanding common stock. In exchange, the shareholders received 4,250 shares of Broadbase Software, Inc. common stock after the transfer restrictions for that stock lapsed in September 2000. The shareholders also received a cash payment of $130,000 at the date of this agreement. As part of this transaction, the Company recognized the unrealized gain on the 4,250 shares of Broadbase common stock of $149,175. This amount is included as a component of the gain on sale of securities in the accompanying statement of operations for fiscal 2000.

Infinium

In March 1998, in connection with a software development agreement, Infinium Software, Inc. (Infinium) purchased, non-tradable warrants to acquire up to 300,000 shares of the Company's common stock. In February 2000, Infinium exercised this warrant in full. Infinium also distributes the Company's software under a standard distribution agreement. The Company earned revenues of approximately $232,000 and $239,000 under this agreement in 2001 and 2000, respectively.

13.  SUBSEQUENT EVENT:

In May 2001, three of the Company's directors loaned the Company a total of $172,580 to fund operations. These loans bear interest at 12% per annum. Principal and interest under these loans are due in full either 60 or 90 days from the execution of the loan, depending on the loan agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

The information called for by Items 9 through 12 of Part III is included in the Registrant's Proxy Statement and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Proposal 1. Election of Directors," "Continuing Directors and Executive Officers," "Security Ownership of Directors and Executive Officers," "Executive Compensation," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Transactions."


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

  Exhibit
   Number                                 Description
-----------         ------------------------------------------------------------
   3.1 (1)          Articles of Incorporation, as amended and in effect

   3.2 (1)          Bylaws

   4.1 (1)          Specimen Common Stock Certificate

  10.1.A (1)        Amended and Restated 1993 Stock Option Plan

  10.1.B (1)        Form of Employee Stock Option Agreement

  10.2 (1)          1994 Stock Option Plan

  10.3 (1)          Directors' Nonqualified Stock Option Plan

  10.4 (2)          Employee Stock Ownership Plan

  10.5 (1) Common Stock Purchase Warrants issued in consideration of loans or loan guarantees:

  10.5A (1)         Warrant issued July 31, 1994 to Frederick W. Dean

  10.5B (1)         Warrant issued July 31, 1994 to Charles R. Osenbaugh

  10.5C (1)         Warrant issued July 31, 1994 to John W. Calahan

  10.6 (1) Form of Indemnification Agreement with directors and officers

  10.7 (1)          Form of Employee (Confidentiality) Agreement

  10.8 (1)          Form of License Agreement for Computer Application Software
                    (client/server)

  10.9 (1)          Form of License Agreement for Computer Application Software
                    (VAX-based)

  10.10 (1)         Form of Basic Service for Software Agreement

  10.11 (9)         Form of Distributorship Agreement

  10.12 (1)         Solution Provider Agreement with Microsoft Corporation dated
                    September 23, 1994

  10.13A (4)        Lease Agreement dated September 8, 1995, as amended, with
                    G&W Investment Partners

  10.13B (5)        Amendment to Lease Agreement dated March 20, 1999, with G&W
                    Investment Partners

  10.13C (6)        Amendment to Lease Agreement dated March 10, 2000 with MONY
                    Life Insurance Company

  10.14 (3)         Form of Consulting Partners Agreement

  10.15 (5)         Patent License Agreement with Microsoft

  10.16 (9)         Patent License Agreement with Oracle Corporation

  10.17 (7)         Share Purchase Agreement, dated as of June 29, 2000, by and among Timeline, Inc. and each of the other shareholders of
                    Analyst Financials Limited.

  10.18 (8)         Stock Purchase Agreement, dated as of December 4, 2000, by and among Timeline, Inc. and Oralis.com, Inc.

  10.19 (9)         Form of WorkWise Reseller Marketing Agreement

  21.1 (9)          Subsidiaries of Timeline, Inc

  23.1              Consent of Independent Public Accountants

1 Incorporated herein by reference from Item 27 of Company's Registration Statement on Form SB-2 filed on October 18, 1994.

2 Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed on March 11, 1996.

3 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1995.

4 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1997.

5 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1999.

6 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 2000.

7 Incorporated herein by reference from Item 7 of the Company's Form 8-K filed on August 2, 2000.

8 Incorporated herein by reference from Item 7 of the Company's Form 8-K filed on December 4, 2000, as amended by Form 8-K/A filed on February 20, 2001.

9 Incorporated herein by reference from Item 27 of the Company's Registration Statement on Form SB-2 filed on June 15, 2001.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Timeline, Inc.


                                        By:    /s/ Charles R. Osenbaugh
                                           -------------------------------------
                                               Charles R. Osenbaugh, President

                                        Dated:  June 20, 2001


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                           Capacities                        Date
             ---------                           ----------                        ----

                                                 Director
      /s/ Charles R. Osenbaugh                   President                     June 20, 2001
-------------------------------------     Chief Executive Officer
        Charles R. Osenbaugh              Chief Financial Officer
                                               and Treasurer


                                                  Director
       /s/ Frederick W. Dean              Executive Vice President             June 20, 2001
-------------------------------------
         Frederick W. Dean


       /s/ Donald K. Babcock                      Director                     June 20, 2001
-------------------------------------
         Donald K. Babcock


        /s/ Kent L. Johnson                       Director                     June 20, 2001
-------------------------------------
          Kent L. Johnson


          /s/ Terry Harvey                        Director                     June 20, 2001
-------------------------------------
            Terry Harvey