Form 10QSB
period 2001-06-30
TIMELINE INC
filed 2001-08-14
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1590734 (IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA 98004
(Address of principal executive offices)

(425) 822-3140
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.01 Par Value	Outstanding at July 30, 2001 4,040,998

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of	As of
	June 30, 2001	March 31, 2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$224,244	$—

Marketable securities — trading	—	28,802

Marketable securities — available for sale	900,000	1,068,981

Securities held for others	—	26,000

Accounts receivable net of allowance of $43,328 and $4,902	445,811	773,287

Prepaid expenses and other	162,762	167,015

Total current assets	1,732,817	2,064,085

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $877,978 and $871,576	158,225	167,841

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $314,001 and $256,789	372,549	429,761

CAPITALIZED PATENTS, net of accumulated amortization of $17,707 and $15,069	172,237	157,015

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $488,889 and $380,983	1,248,104	1,393,638

Total assets	$3,683,932	$4,212,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$266,535	$441,377

Accrued expenses	433,393	520,248

Deferred revenue	577,216	533,145

Total current liabilities	1,277,144	1,494,770

STOCKHOLDERS’ EQUITY:

Common stock	40,385	40,385

Additional paid-in capital	10,424,703	10,424,703

Other comprehensive loss	(540,386)	(410,451)

Accumulated deficit	(7,517,914)	(7,337,067)

Total stockholders’ equity	2,406,788	2,717,570

Total liabilities and stockholders’ equity	$3,683,932	$4,212,340

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

REVENUES:

Software license	$250,202	$112,391

Other licenses	1,100,000	—

Software development	3,090	—

Maintenance	225,034	154,262

Consulting and other	154,505	78,158

Total revenues	1,732,831	344,811

COST OF REVENUES:	242,696	178,439

Gross profit	1,490,135	166,372

OPERATING EXPENSE:

Sales and marketing	361,756	234,338

Research and development	481,197	321,477

General and administrative	673,333	618,520

Amortization: intangibles & goodwill	142,294	—

Total operating expenses	1,658,580	1,174,335

Loss from operations	(168,445)	(1,007,963)

OTHER (EXPENSE) INCOME:	(12,402)	279,232

Net loss	$(180,847)	$(728,731)

Basic net loss per common share	$(0.04)	$(0.21)

Diluted net loss per common and common equivalent share	$(0.04)	$(0.21)

Shares used in calculation of basic and diluted earnings per share	4,040,998	3,449,612

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used in) operating activities	$187,014	$(1,080,266)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired in acquisitions	—	29,056

Purchase of property and equipment	(9,361)	(18,954)

Capitalized software costs	—	(41,208)

Purchase of short-term investments	—	(586,150)

Proceeds from sale of short-term investments	—	933,600

Proceeds from note receivable	—	(930)

Net cash (used in) provided by investing activities	(9,361)	315,414

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit	50,361	—

Payments on notes payable	—	(1,861)

Payments on capital lease obligations	—	(2,676)

Proceeds from exercise of common stock options	—	500

Net cash provided by (used in) financing activities	50,361	(4,037)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(3,770)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	224,244	(768,889)

CASH AND CASH EQUIVALENTS, beginning of period	—	1,470,703

CASH AND CASH EQUIVALENTS, end of period	$224,244	$701,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$10,217	$4,508

Non-cash transactions:

Equity consideration issued for acquisitions	—	797,525

Unrealized (loss) gain of available for sale securities	(126,165)	1,119,420

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1. Interim Financial Statements

The accompanying condensed consolidated financial statements for Timeline, Inc. (the Company) and subsidiaries are unaudited. In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2001, previously reported.

2. Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. Marketable Securities

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). In connection with this settlement, the Company received 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. There are no restrictions on the sale of these securities beyond the effectiveness of a registration statement filed by Sagent. Sagent filed a registration statement with the Securities and Exchange Commission which was declared effective in June 2001.

The total value of Sagent common stock was $900,000 at June 30, 2001. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized loss on these securities of $525,000 at June 30, 2001, is recorded as a component of other comprehensive loss in the accompanying balance sheet.

4. Stockholders Equity

Changes in stockholders equity for the period from March 31, 2001 to June 30, 2001 were as follows:

Stockholders’ equity, March 31, 2001	$2,717,570

Foreign currency adjustment	(3,770)

Other comprehensive loss — unrealized loss on available-for-sale securities	(126,165)

Net loss	(180,847)

Shareholders’ equity, June 30, 2001	$2,406,788

5. Net Loss per Common Share

Basic net loss per share is the net loss divided by the weighted average number of shares outstanding during the year. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share.

The computation of basic and diluted net loss per common and common equivalent share is as follows for the three-month periods ended June 30, 2001 and 2000:

	Three Months Ended

	June 30,	June 30,
	2001	2000

Net loss	$(180,848)	$(728,731)

Weighted average common and common equivalent shares outstanding	4,040,998	3,449,612

Basic and diluted net loss per common and common equivalent share	$(0.04)	$(0.21)

Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 694,092 and 674,064 for the three month periods ended June 30, 2001 and 2000, respectively.

6. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. The impact of adopting SFAS No. 141 is not material on the financial statements. Additionally, all acquisitions by the Company have been accounted for using the purchase method.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001.

7. Litigation

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft’s right to sublicense its customers to use Microsoft’s SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline’s patent. The Company has filed an appeal in the Washington State Court of Appeals. No hearing date has been set.

In July 2000, the Company filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. The Company’s claims are based on Oracle’s alleged introduction of elements in its product family that utilize technology similar to the Company’s patented technology. On June 12, 2001, the Company settled this lawsuit. As part of the settlement, the Company licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

In June 2001, the Company filed a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company’s patents. The Company has not yet filed service of process on Hyperion in an attempt to facilitate ongoing negotiations aimed at providing Hyperion a license on the relevant patents. In the event such a license cannot be agreed upon, the Company will proceed with this litigation and will seek monetary damages and an injunction against Hyperion licensing certain of its products.*

In June 2001, the Company filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company’s patents. Additionally, Lawson is a reseller of software provided by Hyperion. As of the date of this report on Form 10-QSB, Lawson has not filed an answer, as the deadline for such has not transpired. The Company intends to seek monetary damages and an injunction against Lawson licensing certain of its products.* No trial date has been set.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.*

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect the Company’s current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, the Company has attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports previously filed with the Securities and Exchange Commission (the “SEC”), including the Company’s periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in the Company’s press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,

	2001	2000	Change

(Dollars in Thousands)

Software license	250	113	121%

Other licenses	1,100	—	N/A

Software development	3	—	N/A

Maintenance	225	154	46%

Consulting	155	78	99%

Total Revenues	1,733	345	402%

Results of operations for the first quarter of fiscal 2002 include operating results of both Analyst Financials Limited (AFL), which we acquired as of June 30, 2000, and WorkWise Software, Inc. (WorkWise), acquired December 4, 2000. Accordingly, results of operations for the first quarter of fiscal 2001 (prior to the acquisitions) and the first quarter of fiscal 2002 (after the acquisitions) are not directly comparable. For the quarter ended June 30, 2000, AFL paid royalties of approximately $47,000 to Timeline on license and maintenance revenue under its then distributor agreement. There was no financial relationship between WorkWise and Timeline prior to its acquisition.

For the quarter ended June 30, 2001, our total operating revenues were $1,733,000 compared to $345,000 for the same period in fiscal 2001, representing an increase of approximately 402%. However, the fiscal 2002 results are not directly comparable as they include the results of operations of WorkWise and AFL while fiscal 2001 results include only royalty payments from AFL under agreements in place prior to its acquisition by the Company. The increase in total revenues in the first quarter of fiscal 2002 over the same period in fiscal 2001 is primarily attributable to a substantial increase in patent license revenue, as well as increased revenues in software license and all other revenue categories.

Quarter-to-quarter patent and other license revenues are not directly comparable because other revenue for the quarter ended June 30, 2001 included a one-time patent license fee. We did not receive any patent license revenue in the first quarter of fiscal 2001. We believe other license revenue will continue to fluctuate greatly from quarter to quarter.* While we are vigorously pursuing additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses. In addition, we are currently in litigation regarding our patents, the ultimate outcome of which could adversely affect our ability to enter into additional patent licenses.

Software license revenue for the fiscal quarter ended June 30, 2001 increased to $250,000 from $113,000 for the quarter ended June 30, 2000. The increase in revenue from software licenses in fiscal 2002 over fiscal 2001 is primarily attributable to somewhat improved results from our third-party distribution partners and additions of new partners. However, despite this general increase in software license revenue between these comparable quarters, during fiscal 2001 and continuing into fiscal 2002, we have witnessed significant diminution of license revenue by several key distribution partners, presumably based upon the general decline in economic conditions. Weakness in the enterprise resource planning (ERP) and accounting software markets is well documented by the financial results for most ERP vendors. Since Timeline software is either distributed by such vendors as an additional module on their products or as an “after-market” add-on, our results tend to reflect the strength and weakness of our distribution partners’ new license activity as we are generally licensed as part of the package of software. Currently, we have relationships and strategic alliances with 21 national and international distribution partners. Secondary factors for the increase in software license revenue are contributions of license revenue from WorkWise and its OEM partners, and the consolidation of AFL’s results.

Maintenance revenue increased 46% to $225,000 for the first quarter of fiscal 2002 as compared to $154,000 for the first quarter of fiscal 2001. The increase in maintenance revenue is due in large part to consolidation of AFL and WorkWise, but does reflect continued growth in maintenance due to a larger installed base of our Timeline software. In addition, in May 2000, we outsourced to a third party all maintenance on our VAX operating system-based software, resulting in decreased maintenance revenue in the first quarter of fiscal 2001. Future fiscal 2002 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

Consulting fees increased 99% to $155,000 for the first quarter of fiscal 2002 from $78,000 for the same period in fiscal 2001. Due to the acquisition of AFL, we experienced a substantial increase in the number of consultants employed and generating revenue in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. WorkWise consulting revenue was not material in the first quarter of fiscal 2002. The level of consulting revenue varies from quarter to quarter according to the mix of systems directly licensed by Timeline compared to software provided through OEMs, who market the products at lower levels of functionality and use and provide direct installation services to end-users, thereby requiring less consulting. Because our U.K. office (AFL) employs a direct sales force and licenses software directly to large organizations, this has resulted in an increased demand for consulting. However, we believe that any fluctuations in consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels.* The majority of our consulting revenue is generated from installation and training on new licensee implementations.

Gross Profit

	Three Months Ended June 30,

	2001	2000	Change

(Dollars in Thousands)

Gross profit	1,490	166	798%

Percentage of revenues	86%	48%

Our gross profit for the first quarter of fiscal 2002 was dramatically greater than in the comparable period in fiscal 2001 primarily due to a one-time patent license fee. Patent licenses result in unusually high gross profits as a percentage of revenue. Without this one-time license fee, our gross profit increased 235% in the first quarter of fiscal 2002 when compared to first quarter fiscal 2001, which continues to reflect an increase of higher-margin software licenses over lower-margin and labor intensive consulting and maintenance revenue.

Sales and Marketing Expense

	Three Months Ended June 30,

	2001	2000	Change

(Dollars in Thousands)

Sales and marketing	362	234	55%

Percentage of revenues	21%	68%

Sales and marketing expenses in actual dollar amounts increased by 55% between the periods ended June 30, 2001 and June 30, 2000, primarily due to an increase in the number of sales and marketing personnel as a result of the AFL and WorkWise acquisitions. Sales and marketing expenses are expected to be greater in fiscal 2002 compared to fiscal 2001 as we have increased the number of employees in our sales department.* This increase in personnel is responsive to the increased number of distribution partners who are expected to require sales assistance and representation in fiscal 2002.* While we maintain a direct sales presence in London through AFL, we believe the level of our direct sales staff should remain relatively constant over the remainder of fiscal 2002.* Sales and marketing expenses quarter to quarter in fiscal 2002 are expected to remain relatively stable.*

Due to increases in both patent license revenue and overall operating revenue, sales and marketing expenses as a percentage of revenues decreased substantially in the first quarter of fiscal 2002 over the same period in fiscal 2001. Such costs as a percentage of revenue may vary widely based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

	Three Months Ended June 30,

	2001	2000	Change

(Dollars in Thousands)

Research & development	481	321	50%

Percentage of revenues	28%	93%

Research and development expenses increased during the quarter ended June 30, 2001 in actual dollar amounts by 50% over the period ended June 30, 2000. The increase is due to normal increases in the cost of labor and an increase in the number of research and development personnel due to the acquisition of WorkWise. We expect future quarters to reflect a decrease in personnel in research and development due to staff reductions initiated during the quarter ended June 30, 2001.* However, we do not anticipate that these reductions will offset the effect of consolidating WorkWise and we expect that comparative statements for all or a part of the second and third quarters of fiscal 2002 will continue to reflect an overall increase in R&D expenses on a year-to-year comparison.*

Research and development expenses during the quarters ended June 30, 2001 and June 30, 2000 were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2002 fiscal year.*

General and Administrative Expense

	Three Months Ended June 30,

	2001	2000	Change

(Dollars in Thousands)

General & administrative	673	619	9%

Percentage of revenues	39%	179%

General and administrative expenses increased by 9% between the comparable three-month periods ended June 30, 2001 and 2000. This increase from period to period is due in part to consolidated results with WorkWise and AFL for fiscal 2002, and an increase in general and administrative personnel through the AFL acquisition. Additionally, general and administrative costs vary from quarter to quarter in part due to differing levels of legal fees and costs incurred in connection with the various patent lawsuits in which we are involved.

Except for attorneys’ fees and expert witness fees associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2002 at levels similar to those experienced in the first fiscal quarter of 2002.* Due to the uncertainties associated with patent litigation and negotiations, it is hard to estimate the level of litigation expenses on an ongoing basis.*

Depreciation expense decreased in the quarter ended June 30, 2001 to $14,000 from $47,000 in the quarter ended June 30, 2000. Due to the acquisition of AFL and WorkWise, amortization of intangible assets increased from zero to $142,000 between comparable quarters. This amount will continue to be amortized in future quarters of fiscal 2002. We have not made a determination of the effect of proposed accounting changes on amortization of acquired intangibles for fiscal years beyond fiscal 2002.

Other Income (Expense)

Other income (expense) decreased to a net expense in the first quarter of fiscal 2002 of approximately $12,000 compared to net income in the first quarter of fiscal 2001 of approximately $279,000. The decrease was most influenced by realized losses in the first quarter of fiscal 2002 on the sale of securities totaling approximately $27,000 for the quarter as compared to realized and unrealized gains on securities of approximately $274,000 in the comparable period of fiscal 2001.

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

In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits which may be used in any given year. However, we do not expect this to be a factor in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent and marketable securities balances at June 30, 2001 stood at approximately $1,124,000 compared to approximately $1,098,000 at March 31, 2001. Total obligations, excluding deferred income items, totaled approximately $700,000 at June 30, 2001 as compared to approximately $962,000 at March 31, 2001. These balances include available for sale securities at June 30, 2001 of approximately $900,000 compared to approximately $1,069,000 at March 31, 2001. At March 31, 2001, we also maintained a balance of $26,000 of securities held of others, that we subsequently transferred during the first quarter of fiscal 2002 pursuant to prior agreement.

The decrease in the total amount of our cash and cash equivalent and short-term investment balances, as well as the decrease in marketable securities are attributable to the operating losses during fiscal 2001 and costs associated with the acquisitions of AFL and WorkWise. Of more significance was the dramatic decrease in the market value of available-for-sale securities.

Net cash provided by operating activities was $187,000 in the quarter ended June 30, 2001. This was primarily due to the increase in patent license revenue for the first quarter of fiscal 2002. We used cash of $9,000 from investing activities and generated $50,000 through financing activities.

In May 2001, three of the Company’s directors loaned the Company a total of $172,580 to fund operations. These loans bore interest at 12% per annum. Principal and interest under these loans were due in full either 60 or 90 days from the execution of the loan, depending on the loan agreement. These loans have been repaid in full.

During fiscal 2002, we expect to generate cash from increased software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other expenses associated with Research and Development, Sales and Marketing, and

General and Administrative activities. We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if patent and software licenses do not substantially increase quarter-to—quarter during fiscal 2002. By taking this cautious approach combined with our current cash and cash equivalent balances and our ability to sell marketable securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2002.**

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products, our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to manage growth, our ability to integrate our products with those of our third-party distributors and licensees, our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation, Lawson Software, Inc. and Hyperion Solutions, Incorporated, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft’s right to sublicense to its customers the right to use Microsoft’s SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We have filed an appeal of the lower court’s Final Judgment in the Washington State Court of Appeals. No hearing date has been established and we believe a decision will not be rendered until late in fiscal 2002.

In July 2000, we filed a lawsuit against Oracle Corporation seeking monetary damages and injunctive relief. Our claims are based on Oracle’s alleged introduction of elements in its product family that utilize technology similar to our patented technology. On June 12, 2001, we settled this lawsuit. As part of the settlement, we licensed certain patented technology to Oracle in exchange for cash and certain other consideration.

In June 2001, we filed a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. We have not yet filed service of process on Hyperion in an attempt to facilitate ongoing negotiations aimed at providing Hyperion a license on the relevant patents. In the event such a license cannot be agreed upon, we will proceed with this litigation and will seek monetary damages and an injunction against Hyperion licensing certain of its products.

In June 2001, we filed a complaint against Lawson Software, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. Additionally, Lawson is a reseller of software provided by Hyperion. As of the date of this report on Form 10-QSB, Lawson has not filed an answer as the deadline for such has not transpired. We intend to seek monetary damages and an injunction against Lawson licensing certain of its products. No trial date has been set.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timeline, Inc. (Registrant)

Date: August 14, 2001	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh President/Chief Financial Officer Signed on behalf of registrant and as principal financial officer.