Form 10QSB
period 2001-09-30
TIMELINE INC
filed 2001-11-14
CIK 909736

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                  Commission File Number  1-13524
September 30, 2001



                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


              Washington                                   91-1590734
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

                                                           Outstanding at
   Class                                                  October 31, 2001
Common Stock, $.01 Par Value                                  4,040,998


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                           September 30,                  March 31,
                                                                               2001                         2001
                                                                      --------------------       --------------------
                               ASSETS
Current Assets
  Cash and cash equivalents                                               $       42,849          $              -
  Marketable securities - trading                                                    439                      28,802
  Marketable equity securities                                                   481,520                   1,068,981
  Securities held for others                                                         -                        26,000
  Accounts receivable, net of allowance of $2,701 and $4,902                     389,411                     773,287
  Prepaid expenses and other                                                     125,878                     166,687
                                                                       --------------------       --------------------
      Total Current Assets                                                     1,040,097                   2,063,757

Property and equipment, net of accumulated  depreciation of $891,235
   and $871,576                                                                  145,513                     167,841
Capitalized software, net of accumulated amortization of $328,457
   and $256,789                                                                  315,335                     429,761
Capitalized patents, net of accumulated amortization of $20,390 and
   $15,069                                                                       172,780                     157,015
Intangible assets, net of accumulated  amortization of $596,939 and
   $380,983                                                                    1,105,722                   1,393,966

                                                                       --------------------       --------------------
      Total assets                                                            $2,779,447                  $4,212,340
                                                                       ====================       ====================

                 LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Accounts payable                                                         $     257,910               $     441,377
  Accrued expenses                                                               386,364                     520,248
  Deferred revenues                                                              454,993                     533,145
                                                                       --------------------       --------------------
    Total current liabilities                                                  1,099,267                   1,494,770
                                                                       --------------------       --------------------
      Total liabilities                                                        1,099,267                   1,494,770
                                                                       --------------------       --------------------

Stockholders' Equity
  Common stock                                                                    40,385                      40,385
  Additional paid-in capital                                                  10,424,703                  10,424,703
  Other comprehensive loss                                                      (431,837)                   (410,451)
  Accumulated deficit                                                         (8,353,071)                 (7,337,067)
                                                                       --------------------       --------------------
    Total stockholders' equity                                                 1,680,180                   2,717,570
                                                                       --------------------       --------------------
      Total liabilities and stockholders' equity                             $ 2,779,447                 $ 4,212,340
                                                                       ====================       ====================


The accompanying notes are an integral part of these financial statements




                                                            TIMELINE, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the Three Months and Six Months Ended September 30, 2001 and 2000
                                                              (unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                           September 30,                             September 30,
                                                ---------------- --- ----------------     ---------------- --- ----------------
                                                       2001                 2000                 2001                 2000
                                                ----------------     ----------------     ----------------     ----------------
REVENUES:
  Software license                                  $   515,148          $   675,534         $   765,350          $   787,925
  Other licenses                                            -                    -             1,100,000                  -
  Software development                                      -                 16,587               3,090               22,116
  Maintenance                                           206,111              186,634             431,145              340,896
  Consulting and other                                  168,522              236,579             323,027              309,208
                                                ----------------     ----------------     ----------------     ----------------
    Total revenues                                      889,781            1,115,334           2,622,612            1,460,145

COST OF REVENUES:                                       226,484              301,486             469,181              479,926
                                                ----------------     ----------------     ----------------     ----------------
  Gross profit                                          663,297              813,848           2,153,431              980,219

OPERATING EXPENSE:
  Sales and marketing                                   339,224              357,411             700,980              591,748
  Research and development                              347,702              336,667             828,899              658,145
  General and administrative                            529,670              698,614           1,188,503            1,270,034
  Depreciation                                           13,146               37,028              27,644               84,128
  Amortization:  intangibles and goodwill               140,248              100,494             282,543              100,494
                                                ----------------     ----------------     ----------------     ----------------
    Total operating expenses                          1,369,990            1,530,214           3,028,569            2,704,549
                                                ----------------     ----------------     ----------------     ----------------
    Loss from operations                               (706,693)            (716,366)           (875,138)          (1,724,330)
                                                ----------------     ----------------     ----------------     ----------------

OTHER (EXPENSE) INCOME:

  (Loss) gain on sale of securities                    (124,762)             181,125            (148,580)             454,765
  Interest (expense) income and other                    (3,701)             (28,872)              7,714              (23,281)
                                                ----------------     ----------------     ----------------     ----------------
    Total Other (Expense) Income                       (128,463)             152,253            (140,866)             431,484
                                                ----------------     ----------------     ----------------     ----------------
    Loss before income taxes                           (835,156)            (564,113)         (1,016,004)          (1,292,846)
                                                ----------------     ----------------     ----------------     ----------------
    Net loss                                        $  (835,156)         $  (564,113)        $(1,016,004)         $(1,292,846)
                                                ================     ================     ================     ================

Basic net loss per common share                         $(0.21)              $(0.15)              $(0.25)              $(0.36)
                                                ================     ================     ================     ================
Diluted net loss per common and common
equivalent share                                        $(0.21)              $(0.15)              $(0.25)              $(0.36)
                                                ================     ================     ================     ================
Shares used in calculation of basic
earnings per share                                    4,040,998           3,757,817             4,040,998            3,603,715
                                                ================     ================     ================     ================
Shares used in calculation of diluted
earnings per share                                    4,040,998           3,757,817             4,040,998            3,603,715
                                                ================     ================     ================     ================


The accompanying notes are an integral part of these financial statements


                                                            TIMELINE, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended September 30, 2001 and 2000
                                                              (unaudited)

                                                                              2001                 2000
                                                                        -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                                   $   (344,157)         $(2,174,707)
                                                                        -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in AFL acquisition                                                 -                 29,056
  Purchase of property and equipment                                           (10,924)             (19,085)
  Proceeds from sale of property and equipment                                     -                 22,075
  Capitalized software development costs                                       (21,086)             (87,486)
  Purchase of short-term investments                                               -               (586,150)
  Proceeds from sale of short-term investments                                 444,057            1,683,049
  Issuance of note receivable                                                      -                   (952)
                                                                        -----------------    -----------------
    Net cash provided by investing activities                                  412,047            1,040,507
                                                                        -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                                             -                 (4,309)
  Payment of notes payable                                                         -                (35,826)
  Exercise of stock options/warrants                                               -                  9,310
                                                                        -----------------    -----------------
    Net cash used in financing activities                                          -                (30,825)
                                                                        -----------------    -----------------

EFFECT OF FOREIGN EXCHANGE RATE                                                (25,041)             (39,397)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         42,849           (1,204,422)

CASH AND CASH EQUIVALENTS, beginning of period                                     -              1,470,703
                                                                        -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                $       42,849        $     266,281
                                                                        =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest during year                                        $    4,243           $    4,508

Non-cash transactions:
  Equity consideration for AFL acquisition                                         -                797,525
  Unrealized loss on available for sale securities                              (3,655)          (2,219,330)




The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


1.   Interim Financial Statements

     The accompanying condensed consolidated financial statements for Timeline, Inc. (the Company) and subsidiaries are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the six-month period ended September 30, 2001 are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2001, previously reported in the Company's 10-KSB.

2.   Basis of Presentation

     All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.   Marketable Securities

     In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). In connection with this settlement, the Company received 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. Sagent filed a re-sale registration statement with the Securities and Exchange Commission for these shares, which was declared effective in June 2001.

     At September 30, 2001, the Company held 370,400 shares of Sagent common stock, and the total value of these shares was $481,520. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized loss on these securities of $398,180 at September 30, 2001, is recorded as a component of other comprehensive loss in the accompanying balance sheet.

4.   Stockholders Equity

     Changes in stockholders equity for the period from March 31, 2001 to September 30, 2001 were as follows:

Stockholders' equity, March 31, 2001                                 $2,717,570
Foreign currency adjustment                                               3,655
Other comprehensive loss - unrealized loss on
     available-for-sale securities                                      (25,041)
Net loss                                                             (1,016,004)
                                                                     ----------

Shareholders' equity, September 30, 2001                             $1,680,180
                                                                     ==========

5.   Net Loss per Common Share

     Basic net loss per share is the net loss divided by the weighted average number of shares outstanding during the period. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of shares outstanding during the period plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share.

     The computation of basic and diluted net loss per common and common equivalent share is as follows for the three and six-month periods ended September 30, 2001 and 2000:



                                                Three Months Ended                              Six Months Ended
                                      September 30,           September 30,           September 30,          September 30,
                                          2001                    2000                    2001                    2000
                                    ------------------      -----------------         ------------------    ----------------

Net loss                               $  (835,156)           $  (564,113)            $(1,016,004)           $(1,292,846)
                                    ------------------     --------------------     ------------------     -------------------

Weighted average common and
common equivalent shares
outstanding                              4,040,998              3,757,817               4,040,998              3,603,715
                                    ==================     ====================     ==================     ===================

Basic and diluted net loss per
common and common equivalent share
                                        $  (0.21)              $  (0.15)                $  (0.25)              $  (0.36)
                                    ==================     ====================     ==================     ===================

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. The Company is evaluating the impact of adopting SFAS No.
141. Additionally, all acquisitions by the Company have been accounted for using the purchase method.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.*

7.   Litigation

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

     In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company's patents. The Company intends to seek monetary damages and an injunction against Hyperion licensing certain of its products.* A trial date was initially set for March 2003, but in connection with the proposed settlement of the Lawson litigation described below, it is expected that the trial date will be moved to October 2002, subject to approval of the court.

     In June 2001, the Company filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company's patents. Additionally, Lawson is a reseller of software provided by Hyperion. On November 12, 2001, a tentative settlement was reached between the Company and Lawson in which the Company will grant to Lawson a license to the Company's patented technology and Lawson will pay a license fee of $450,000, payable over four quarters. The proposed settlement is conditioned on, among other things, Timeline, Lawson and Hyperion agreeing to move the trial date for a related action, Timeline vs. Hyperion, from March 2003 to October 2002.

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



RESULTS OF OPERATIONS

Revenues
                                    Three Months Ended                          Six Months Ended
                                      September 30,                              September 30,
                                    2001          2000         Change          2001           2000         Change
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Software license                      515           676         (24%)              765           788        (3%)
Other license                           0             0         N/A              1,100             0        N/A
Maintenance                           206           186          11%               431           341        26%
Consulting and Other                  169           237         (29%)              323           309         5%
Software development                    0            16         N/A                  3            22       (86)%
                                ------------- -------------               --------------- -------------
Revenues                              890         1,115         (20%)            2,622         1,460        80%
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------



     Results of operations for fiscal 2002 include operating results of both Analyst Financials Limited (AFL), which we acquired as of June 30, 2000, and WorkWise Software, Inc. (WorkWise), acquired December 4, 2000. Accordingly, results of operations for the three- and six-month periods ending September 30, 2000 (a portion of which includes the AFL acquisition but does not include WorkWise) and the same periods of fiscal 2002 (after the acquisitions) are not directly comparable. In addition, revenues for the six months ended September 30, 2000 include royalties paid to Timeline by AFL (prior to the acquisition) of approximately $47,000 on license and maintenance revenue under its then distributor agreement. There was no financial relationship between WorkWise and Timeline prior to its acquisition.

     Total operating revenues were $890,000 in the quarter ended September 30, 2001, compared to $1,115,000 for the same period in fiscal 2001, representing a decrease of approximately 20%. This decrease was principally the result of lower software license and consulting fees, partially offset by increased maintenance revenue. The decrease in software licenses was the primary factor for lower consulting revenue based upon fewer new installations. We believe this reduction in license fees reflects the general weakness in the software sector of the economy, exacerbated by the virtually complete halt in enterprise software licensing from September 11th through the end of the quarter.

     For the six months ended September 30, 2001, total operating revenue, excluding other license revenue which includes a large patent license fee during the first quarter of fiscal 2002, was not materially different from the prior year six-month period.

     We believe license revenue for our software products will continue to be negatively affected by the economic slowdown. We understand many products in the software industry, including ours, are not generally considered mission critical and, therefore, are subject to deferral during periods of economic uncertainty or downturns. While we have agreements in place with a larger number of distribution partners than in comparable periods of prior years, we do not expect this to offset the negative effects of the economic situation, leading to lower quarter-to-quarter comparisons over the next several quarters.**

     Maintenance revenue increased 11% to $206,000 for the second quarter of fiscal 2002 as compared to $186,000 for the second quarter of fiscal 2001. The continued growth in maintenance is due to a larger installed base of our Timeline software. For the six-month comparative periods, maintenance increased by 26% in fiscal 2002 over fiscal 2001. The increase in maintenance revenue not only reflects a larger installed base, but also consolidation of AFL and WorkWise. In addition, in May 2000, we outsourced to a third party all maintenance on our VAX operating system-based software. Future fiscal 2002 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

     Consulting fees decreased 29% to $169,000 for the second quarter of fiscal 2002 from $237,000 for the same period in fiscal 2001. As discussed above, consulting is directly affected by decreases in license revenue as a majority of our consulting is generated in the installation of our systems in new licensees of software. Due to the acquisition of AFL, we experienced an increase in the number of consultants employed and generating revenue in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 (pre-AFL acquisition). Consequently, for the comparable six-month periods, consulting for fiscal 2002 showed a 5% increase over fiscal 2001. WorkWise consulting revenue was not material in the first half of fiscal 2002. We believe that consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels that provide their own consulting services.*



Gross Profit
                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Gross profit                               663           814          (19%)         2,153           980          120%
Percentage of revenues                     74%            73%                        82%             67%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------



     Our gross profit for the second quarter of fiscal 2002 was 19% less than in the comparable period in fiscal 2001. This decrease mirrors the previously discussed decline in license revenue, which is one of our highest gross margin business segments. For the comparable six-month periods, gross margin increased by 120%. This is primarily due to the high-margin one-time patent license fee in the first quarter of fiscal 2002. Without this one-time license fee, our gross profit increased 7% in the first six months of fiscal 2002 when compared to first six months of fiscal 2001. As a percentage of revenue, our gross profit for the comparable three-month periods was effectively unchanged at approximately 74%, whereas for the six-month periods this percentage increased to 82% from 67% primarily due to the patent license fees.



Sales and Marketing Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Sales and marketing                        339           357          (5%)           701            592          18%
Percentage of revenues                     38%            32%                        27%             41%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------



     Sales and marketing expenses in actual dollar amounts decreased by 5% between the three-month periods ended September 30, 2001 and September 30, 2000; a difference we do not consider material. For the six-month comparable periods, fiscal 2002 expenses increased by 18%, primarily due to an increase in the number of sales and marketing personnel as a result of the AFL and WorkWise acquisitions. Sales and marketing expenses are expected to be stable or decrease quarter-to-quarter through the remainder of fiscal 2002 compared to fiscal 2001 due to staff reductions made in light of the current economic conditions and the expected impact on our license revenue.*

     Due to decreases in both patent license revenue and overall operating revenue, sales and marketing expenses as a percentage of revenues increased to 38% the second quarter of fiscal 2002 from 32% for the same period in fiscal 2001. For the comparative six-month periods, the large patent license fee recorded in the first quarter of fiscal 2002 caused expenses as a percentage of revenue to actually decrease. Such costs as a percentage of revenue may vary widely based upon the level and type of gross revenue in each quarter.*



Research and Development Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Research & development                     348           337           3%            829            658          26%
Percentage of revenues                     39%            30%                        32%             45%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------



     In actual dollar amounts, research and development expenses were not materially different for the comparable quarters, increasing only 3% during the quarter ended September 30, 2001 over the period ended September 30, 2000. The 26% increase in such expenses for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 represented an increase in the number of employees between the periods, including development employees acquired as part of the WorkWise acquisition. However, in the first quarter of fiscal 2002, we made some staff reductions in this area due to normal consolidation occurring after the combination of companies, and we made further staff reductions in October 2001, after the end of the September 30, 2001 quarter. As a result of the consolidation, we expect future quarters to reflect these decreases in personnel in research and development.*

     Research and development expenses during the quarters ended September 30, 2001 and September 30, 2000 were primarily attributable to the enhancement of the functionality of the current product lines and to the integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2002 fiscal year.*




General and Administrative Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

General & administrative                   530           699          (24%)         1,189          1,270         (6%)
Percentage of revenues                     60%           63%                         45%            87%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------



     General and administrative expenses decreased by 24% between the comparable three-month periods and 6% for the comparable six-month periods ended September 30, 2001 and 2000. These decreases from period to period are due in part to cost cutting efforts associated with reducing the number of personnel and a decrease in the level of legal fees associated with our patent litigation. General and administrative costs will continue to vary from quarter to quarter in part due to differing levels of legal fees and costs incurred in connection with the various lawsuits in which we are involved.

     Except for attorneys' fees and expert witness fees associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to continue to decrease slightly from the level experienced in the second quarter of fiscal 2002. Due to the uncertainties associated with litigation and negotiations, it is hard to estimate the level of litigation expenses on an ongoing basis.**

     Depreciation expense decreased in the quarter ended September 30, 2001 to $13,000 from $37,000 in the quarter ended September 30, 2000. Due to the acquisition of WorkWise, amortization of intangible assets increased from $100,000 to $140,000 between comparable quarters. This amount will continue to be amortized in future quarters of fiscal 2002.* We are evaluating the impact of proposed accounting changes on amortization of acquired intangibles for fiscal years beyond fiscal 2002 which may affect our amortization methods in future fiscal years.*

     Other Income (Expense)

     Other income (expense) reflects net expense in the three- and six-month periods ended September 30, 2001 of approximately ($128,000) and ($140,000), respectively, compared to net income of approximately $152,000 and $431,000 for the comparable periods in fiscal 2001. These net decreases in income for the comparable quarters and six-month periods was primarily influenced by realized losses on the sale of securities during fiscal 2002 (approximately $125,000 and $149,000, respectively, for the three- and six-month periods ended September 30,
2001) as compared to realized gains on the sale of securities of approximately $181,000 and $455,000 in the comparable three- and six-month periods of fiscal 2001.

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

     Our cash and cash equivalent and marketable securities balances at September 30, 2001 stood at approximately $525,000 compared to approximately $1,098,000 at March 31, 2001. These balances include available for sale securities at September 30, 2001 of approximately $482,000 compared to approximately $1,069,000 at March 31, 2001. At March 31, 2001, we also maintained a balance of $26,000 of securities held for others, that we subsequently transferred during the first quarter of fiscal 2002 pursuant to prior agreement. Total obligations, excluding deferred income items, totaled approximately $644,000 at September 30, 2001 as compared to approximately $962,000 at March 31, 2001.

     During the first six months of fiscal 2002, we sold some of our short-term investments, the proceeds of which were used primarily to fund our operating losses during fiscal 2002. The significant decrease in the value of marketable securities and short-term investments was primarily due to the dramatic decrease in the market value of these securities, as well as reflecting the sales of those securities.

     Net cash used in operating activities was $344,000 in the six month period ended September 30, 2001. This was primarily due to continued losses from our core operations. We generated $412,000 from investing activities.

     During the remainder of fiscal 2002, we anticipate generating cash from software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other expenses associated with Research and Development, Sales and Marketing, and General and Administrative activities. We intend to continue to monitor new license activity and our relationships with new and existing distribution partners closely. By taking this cautious approach combined with our current cash and cash equivalent balances and our ability to sell marketable securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2002. However, continued erosion of our cash and cash equivalent balances are of utmost concern to us, and we are exploring options for alternative sources of funding. We cannot predict our success or lack thereof in these endeavors. If license revenues do not substantially increase quarter-to-quarter during fiscal 2002 or in the event of continued operating losses with no outside source of financing, we may have to lay-off additional personnel, sell operations or assets, including our patents, merge with a stronger operating company or take more drastic measures.**

     OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

     Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products (both by our direct efforts and our distributors'), our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to manage growth and to manage expenses, our ability to integrate our products with those of our third-party distributors and licensees, our ability to retain qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation, Lawson Software, Inc. and Hyperion Solutions, Incorporated, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the market value of our marketable securities, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and economic conditions in the software industry and generally. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

     Recent Developments

     On November 12, 2001, we signed a tentative settlement agreement with Lawson Software, Inc. with regard to the patent infringement lawsuit we filed against Lawson in June 2001. Pursuant to the terms of the settlement agreement, Lawson will pay us a one-time patent license fee of $450,000 for an irrevocable, fully-paid, worldwide license to use Timeline's patented technology. Payment of the license fee would be made over four quarters, beginning December 3, 2001, with Lawson having the right to prepay the license fee in full at any time. While the license fee in this settlement is less than prior patent license fees, we believe it is appropriate in light of the fact Lawson is an application vendor as opposed to a provider of tools used by other software vendors. As part of the proposed settlement, the lawsuit and all counterclaims in the litigation would be dismissed. The proposed settlement is conditioned on, among other things, Timeline, Lawson and Hyperion agreeing to move the trial date for a related action, Timeline vs. Hyperion, from March 2003 to October 2002.

                          PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

     In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We have filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals. No hearing date has been established and we believe a decision will not be rendered until late in fiscal 2002.*

     In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. We intend to seek monetary damages and an injunction against Hyperion licensing certain of its products.* A trial date was initially set for March 2003, but in connection with the proposed settlement of the Lawson litigation described below, it is expected that the trial date will be moved to October 2002, subject to approval of the court.

     In June 2001, we filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. Additionally, Lawson is a reseller of software provided by Hyperion. On November 12, 2001, we signed a tentative settlement agreement with Lawson in which we will grant to Lawson a license to our patented technology and Lawson will pay a license fee of $450,000, payable over four quarters. The proposed settlement is conditioned on Timeline, Lawson and Hyperion agreeing to move the trial date for a related action, Timeline vs. Hyperion, from March 2003 to October 2002. See "- Recent Developments" above.

     From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on July 19, 2001, two director nominees were duly elected on the following vote:

                        Affirmative Votes Votes Withheld

Frederick W. Dean                      3,016,571                        206,125
Terry Harvey                           2,801,830                        206,125

     In addition, the shareholders were also asked to approve an amendment to the Company's 1994 Stock Option Plan and Directors' Nonqualified Stock Option Plan which would increase the number of shares authorized for issuance under such plans from a total of 475,000 shares to 600,000 shares. The amendment was approved on the following vote:

 Affirmative Votes              Negative Votes                Abstentions

    2,870,368                      350,128                       2,000


     A third proposal, the ratification of Arthur Andersen LLP as the Company's independent auditors for the year ending March 31, 2002 was voted on and approved at the Company's Annual Meeting on the following vote:

 Affirmative Votes                  Negative Votes            Abstentions

   2,900,541                           600                      11,000


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Timeline, Inc.
                                         (Registrant)

Date:  November 13, 2001                 By:          /s/ Charles R. Osenbaugh
                                         --------------------------------------
                                         Charles R. Osenbaugh
                                         President/Chief Financial Officer


                                         Signed on behalf of registrant and
                                         as principal financial officer.