Form 10QSB
period 2001-12-31
TIMELINE INC
filed 2002-02-13
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                   Commission File Number  1-13524
December 31, 2001

                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)


              Washington                                   91-1590734
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                        Outstanding at
           Class                                       January 15, 2002
Common Stock, $.01 Par Value                               4,053,498

================================================================================



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   TIMELINE, INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                        December 31, 2001            March 31, 2001
                                                                       --------------------       --------------------
                               ASSETS
Current Assets
  Cash and cash equivalents                                               $       67,244          $              -
  Marketable securities - trading                                                    -                        28,802
  Marketable equity securities                                                   192,952                   1,068,981
  Securities held for others                                                         -                        26,000
  Accounts receivable, net of allowance of $5,314 and $4,902                     978,184                     773,287
  Prepaid expenses and other                                                      66,789                     166,687
                                                                       --------------------       --------------------
      Total Current Assets                                                     1,305,169                   2,063,757

Property and equipment, net of accumulated depreciation of $882,183
   and $871,576                                                                  131,485                     167,841
Capitalized software, net of accumulated amortization of $382,106
   and $256,789                                                                  261,686                     429,761
Capitalized patents, net of accumulated amortization of $23,138 and
   $15,069                                                                       174,700                     157,015
Intangible assets, net of accumulated  amortization of $739,469 and
   $380,983                                                                      960,855                   1,393,966

                                                                       --------------------       --------------------
      Total assets                                                            $2,833,895                  $4,212,340
                                                                       ====================       ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                         $     372,688               $     441,377
  Accrued expenses                                                               328,545                     520,248
  Deferred revenues                                                              562,156                     533,145
                                                                       --------------------       --------------------
    Total current liabilities                                                  1,263,389                   1,494,770
                                                                       --------------------       --------------------
      Total liabilities                                                        1,263,389                   1,494,770
                                                                       --------------------       --------------------

Stockholders' Equity
  Common stock                                                                    40,385                      40,385
  Additional paid-in capital                                                  10,424,703                  10,424,703
  Other comprehensive loss                                                      (321,475)                   (410,451)
  Accumulated deficit                                                         (8,573,107)                 (7,337,067)
                                                                       --------------------       --------------------
    Total stockholders' equity                                                 1,570,506                   2,717,570
                                                                       --------------------       --------------------
      Total liabilities and stockholders' equity                             $ 2,833,895                 $ 4,212,340
                                                                       ====================       ====================


                               The accompanying notes are an integral part of these financial statements



                                                            TIMELINE, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the Three Months and Nine Months Ended December 31, 2001 and 2000
                                                              (unaudited)


                                                         Three Months Ended                        Nine Months Ended
                                                            December 31,                              December 31,
                                                -------------------------------------     -------------------------------------
                                                     2001                 2000                 2001                 2000
                                                ----------------     ----------------     ----------------     ----------------
REVENUES:
  Software license                                  $   482,865          $   366,523          $1,248,215           $1,154,448
  Other licenses                                        450,000            2,025,000           1,550,000            2,025,000
  Software development                                    1,650               16,587               4,740               38,703
  Maintenance                                           247,304              186,119             678,449              527,015
  Consulting and other                                  223,846              182,867             546,873              492,075
                                                ----------------     ----------------     ----------------     ----------------
    Total revenues                                    1,405,665            2,777,096           4,028,277            4,237,241

COST OF REVENUES:                                       187,724              408,070             656,904              887,996
                                                ----------------     ----------------     ----------------     ----------------
  Gross profit                                        1,217,941            2,369,026           3,371,373            3,349,245

OPERATING EXPENSE:
  Sales and marketing                                   303,842              369,098           1,004,823              960,847
  Research and development                              263,446              451,804           1,092,345            1,109,948
  General and administrative                            586,536              809,138           1,775,039            2,079,172
  Depreciation                                           13,951               32,704              41,595              116,832
  Amortization:  intangibles and goodwill
                                                        142,999               14,515             425,542              115,009
                                                ----------------     ----------------     ----------------     ----------------
    Total operating expenses                          1,310,774            1,677,259           4,339,344            4,381,808
                                                ----------------     ----------------     ----------------     ----------------
    (Loss) income from operations                       (92,833)             691,767            (967,971)          (1,032,563)
                                                ----------------     ----------------     ----------------     ----------------

OTHER (EXPENSE) INCOME:
  Interest income                                             -                    -               1,346                    -
  (Loss) gain on sale of securities                    (149,797)             (31,145)           (298,377)             423,620
  Interest (expense) income and other                    22,593               (5,979)             28,961              (29,260)
                                                ----------------     ----------------     ----------------     ----------------
    Total Other (Expense) Income                       (127,204)             (37,124)           (268,070)             394,360
                                                ----------------     ----------------     ----------------     ----------------
    (Loss) income before income taxes                  (220,037)             654,643          (1,236,041)            (638,203)
                                                ----------------     ----------------     ----------------     ----------------
    Net (loss) income                               $  (220,037)          $  654,643         $(1,236,041)         $  (638,203)
                                                ================     ================     ================     ================

Basic net (loss) gain per common share                  $(0.05)               $0.17               $(0.31)              $(0.17)
                                                ================     ================     ================     ================
Diluted net (loss) gain per common and
common equivalent share                                 $(0.05)               $0.16               $(0.31)              $(0.17)
                                                ================     ================     ================     ================
Shares used in calculation of basic
earnings per share                                    4,040,998           3,867,103             4,040,998            3,691,511
                                                ================     ================     ================     ================
Shares used in calculation of diluted
earnings per share                                    4,040,998           4,126,525             4,040,998            3,691,511
                                                ================     ================     ================     ================


                               The accompanying notes are an integral part of these financial statements



                                                            TIMELINE, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2001 and 2000
                                                              (unaudited)

                                                                              2001                 2000
                                                                        -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                                   ($   569,674)         $(1,291,592)
                                                                        -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in AFL acquisition                                                 -                 29,056
  Purchase of property and equipment                                           (10,924)             (23,639)
  Proceeds from sale of property and equipment                                     -                 22,075
  Capitalized software development costs                                       (21,086)            (177,670)
  Purchase of short-term investments                                               -             (2,442,325)
  Proceeds from sale of short-term investments                                 691,467            2,622,887
  Issuance of note receivable                                                      -                   (952)
                                                                        -----------------    -----------------
    Net cash provided by investing activities                                  659,457               29,432
                                                                        -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                                             -                 (4,309)
  Payment of notes payable                                                         -                (43,828)
  Exercise of stock options/warrants                                               -                 11,250
                                                                        -----------------    -----------------
    Net cash used in financing activities                                          -                (36,887)
                                                                        -----------------    -----------------

EFFECT OF FOREIGN EXCHANGE RATE                                                (22,539)             (19,702)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         67,244           (1,318,749)

CASH AND CASH EQUIVALENTS, beginning of period                                     -              1,470,703
                                                                        -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                $       67,244        $     151,954
                                                                        =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest during year                                       $    30,710           $   10,424

Non-cash transactions:
  Equity consideration for AFL acquisition                                         -              1,305,325
  Unrealized loss on available for sale securities                            (112,417)          (2,219,330)


                               The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


1.       Interim Financial Statements

The accompanying condensed consolidated financial statements for Timeline, Inc. (the Company) and subsidiaries are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the nine-month period ended December 31, 2001 are not necessarily indicative of future financial results.

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

At December 31, 2001, the Company held 203,100 shares of Sagent common stock, and the total value of these shares was $192,952. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, the unrealized loss on these securities of $289,418 at December 31, 2001, is recorded as a component of other comprehensive loss in the accompanying balance sheet.

4.       Stockholders Equity

Changes in stockholders equity for the period from March 31, 2001 to December 31, 2001 were as follows:

         Stockholders' equity, March 31, 2001                   $2,717,570
         Foreign currency adjustment                               (23,440)
         Other comprehensive loss - unrealized loss on
              available-for-sale securities                        112,417
         Net loss                                               (1,236,041)
                                                                ----------

         Shareholders' equity, December 31, 2001                $1,570,506
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

The computation of basic and diluted net loss per common and common equivalent share is as follows for the three and nine-month periods ended December 31, 2001 and 2000:


                                                Three Months Ended                             Nine Months Ended
                                         December 31,         December 31,             December 31,         December 31,
                                             2001                 2000                     2001                 2000
                                       -----------------    -----------------        -----------------    ------------------

Net (loss) income                           $  (220,037)           $  654,643             $(1,236,041)           $ (638,203)
                                       -----------------    -----------------        -----------------    ------------------

Weighted average common shares
     outstanding                              4,040,998             3,867,103               4,040,998             3,691,511
Plus:  dilutive options and warrants
                                                    -                 575,105                     -                     -
Less:  shares assumed repurchased
     with proceeds from exercise
                                                    -                 315,683                     -                     -
                                       -----------------    -----------------        -----------------    ------------------
Weighted average common and common
     equivalent shares outstanding
                                              4,040,998             4,126,525               4,040,998             3,691,511
                                       =================    =================        =================    ==================

Basic and diluted net loss per
     common and common equivalent
     share                                 $  (0.05)            $   0.16                 $  (0.31)            $  (0.17)
                                       =================    =================        =================    ==================


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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adopting SFAS No. 142.

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

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company has filed an appeal in the Washington State Court of Appeals. Oral arguments were heard on January 17, 2002, and the Company expects a decision in the next six months.*

In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company's patents. The Company intends to seek monetary damages and an injunction against Hyperion licensing certain of its products.* The trial date is set for March 2003. In connection with the proposed settlement of the Lawson litigation, it was anticipated that the trial date would be moved to October 2002, but the parties subsequently agreed to the leave the date scheduled for March 2003.

In June 2001, the Company filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of the Company's patents. Additionally, Lawson is a reseller of software provided by Hyperion. On November 12, 2001, the Company signed a settlement agreement with Lawson in which it granted to Lawson a license to its patented technology and Lawson will pay a license fee of $450,000, payable over four quarters. The settlement agreement was finalized on December 3, 2001, and the $450,000 is reflected in Other License Revenue for the period ended December 31, 2001.

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

RESULTS OF OPERATIONS

Results of operations for fiscal 2002 include operating results of both Analyst Financials Limited (AFL), which we acquired as of June 30, 2000, and WorkWise Software, Inc. (WorkWise), acquired December 4, 2000. Accordingly, results of operations for the three- and nine-month periods ending December 31, 2000 (a portion of which includes the AFL and WorkWise acquisitions) and the same periods of fiscal 2002 (after the acquisitions) are not directly comparable. In addition, revenues for the nine months ended December 31, 2000 include royalties paid to Timeline by AFL (prior to the acquisition) of approximately $47,000 on license and maintenance revenue under its then distributor agreement. There was no financial relationship between WorkWise and Timeline prior to its acquisition.



Revenues
                                    Three Months Ended                         Nine Months Ended
                                       December 31,                               December 31,
                                    2001          2000         Change          2001           2000         Change
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)

Software license                      483           367          32%             1,248         1,154          8%
Other license                         450         2,025         (78%)            1,550         2,025        (23%)
Maintenance                           247           186          33%               678           527         29%
Consulting and Other                  224           183          22%               547           492         11%
Software development                    2            16         (88%)                5            39        (87%)
                                ------------- -------------               --------------- -------------
Revenues                            1,406         2,777         (49%)            4,028         4,237         (5%)
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------


Total operating revenues were $1,406,000 in the quarter ended December 31, 2001, compared to $2,777,000 for the same period in fiscal 2001, representing a decrease of approximately 49%. This decrease was almost entirely the result of lower patent license fees ($450,000 in the fiscal 2002 quarter versus $2,025,000 in fiscal 2001 quarter). With the exception of this category and software development, revenues from software licenses, maintenance and consulting exceeded those of the comparable quarter and nine-month periods of the prior year. Software development is not a material revenue category.

Despite increased software license revenue for the comparative periods in fiscal 2002 over fiscal 2001 (32% and 8% increases for the comparable quarters and nine months, respectively), we believe there continues to be a general weakness in the software sector of the economy, exacerbated by the virtually complete halt in enterprise software licensing from September 11th through the end of October 2001. Although we have experienced some increase in software licensing in November and December of 2001, we believe our US operations' revenue growth may remain weak compared to prior years for some extended time.* European licensing activity appears to be more in line with activity levels prior to September 11, 2001. We continue to rely in large part on our relationships with third-party distributors, strategic alliances and OEM partners to generate license revenues on our products. Although we continue to establish new relationships and maintain existing ones, we believe the continued overall weakness in the enterprise resource planning and accounting software markets will continue to affect the sale and distribution of our products as an additional module on our partners' products, as a private label product, or as an "after-market" add on.* Although we are hopeful that corporate spending on ERP and accounting software products such as ours will increase, we cannot predict the timing, if at all, or the impact on our revenues of any such general changes in the market.*

Maintenance revenue increased 33% to $247,000 for the third quarter of fiscal 2002 as compared to $186,000 for the third quarter of fiscal 2001. For the nine-month comparative periods, maintenance increased by 29% in fiscal 2002 over fiscal 2001. The increase in maintenance revenue reflects not only a larger installed base of our Timeline software, but also consolidation of AFL and WorkWise. In addition, in May 2000, we outsourced to a third party all maintenance on our VAX operating system-based software. The fourth quarter of Fiscal 2002 and future fiscal 2003 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

Consulting fees increased 22% to $224,000 for the third quarter of fiscal 2002 from $183,000 for the same period in fiscal 2001. Consulting is directly affected by increases in license revenue as a majority of our consulting is generated by the installation of our systems in new licensees of software. Due to the acquisition of AFL, we experienced an increase in the number of consultants employed and generating revenue in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 (pre-AFL acquisition). However, the second and third quarters of fiscal 2001 and 2002 reflect comparable staffing. For the comparable nine-month periods, consulting for fiscal 2002 showed an 11% increase over fiscal 2001. WorkWise consulting revenue was not material in the first half of fiscal 2002. We believe that consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels that provide their own consulting services.*

The events of September 11th and the subsequent slow-down in the economy and software market did not have an impact on revenues from ongoing maintenance and consulting. However, because new maintenance contracts and installation consulting revenue are generated by new license agreements, to the extent that these events resulted in a decrease in new software license agreements, we also experienced a decrease in new maintenance and installation consulting revenue during the months of December 2001 and January 2002.
We do not expect that these revenue sources will be affected on an ongoing basis. *



Gross Profit
                                           Three Months Ended                        Nine Months Ended
                                              December 31,                              December 31,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Gross profit                              1,218         2,369         (49%)         3,371          3,349          1%
Percentage of revenues                     87%           85%                         84%            79%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------


Our gross profit for the third quarter of fiscal 2002 was 49% less than in the comparable period in fiscal 2001. This decrease is due in large part to the lesser amount of patent license fees in fiscal 2002. For the comparable nine-month periods, gross profit as a percentage of revenues increased by 5%. This is reflective of the cost conservation measures taken in fiscal 2002, allowing a 1% increase in gross profit on lower gross revenue.



Sales and Marketing Expense

                                           Three Months Ended                        Nine Months Ended
                                              December 31,                              December 31,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Sales and marketing                        304           369          (18%)         1,005           961           5%
Percentage of revenues                     22%           13%                         25%            23%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------


Due to a reduction in personnel in the third quarter of fiscal 2002, sales and marketing expenses in actual dollar amounts decreased by 18% between the three-month periods ended December 31, 2001 and December 31, 2000. For the nine-month comparable periods, fiscal 2002 expenses increased by 5%, primarily due to an increase in the number of sales and marketing personnel as a result of the AFL and WorkWise acquisitions. Sales and marketing expenses are expected to be stable quarter-to-quarter through the remainder of fiscal 2002 compared to fiscal 2001 as staffing is expected to remain relatively constant. *

Due to a decreases in patent license revenue and, therefore, total operating revenue in the third quarter of fiscal 2002, sales and marketing expenses as a percentage of revenues increased to 22% from 13% for the same period in fiscal 2001. For the comparative nine-month periods, expenses as a percentage of revenue only varied 2%. Nevertheless, such costs as a percentage of revenue may, in the future, vary widely based upon the level and type of gross revenue in each quarter.*



Research and Development Expense

                                           Three Months Ended                        Nine Months Ended
                                              December 31,                              December 31,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

Research & development                     263           452          (42%)         1,092          1,110         (2%)
Percentage of revenues                     19%           16%                         27%            26%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------


Research and development expenses decreased by 42% for the comparable third quarters of fiscal 2002 over fiscal 2001. We made staff reductions in this area throughout the first three quarters of the 2002 fiscal year due to normal consolidation occurring after the combination of companies, and as required to meet the demands of the weakened economic activity. We expect future quarters to remain relatively stable as the planned personnel reductions in research and development are fully reflected in the quarter ending December 31, 2001.*

Research and development expenses during all quarters were primarily attributable to the enhancement of the functionality of the current product lines and to the integration of our products with various accounting packages.



General and Administrative Expense

                                           Three Months Ended                        Nine Months Ended
                                              December 31,                              December 31,
                                           2001          2000        Change          2001           2000        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)

General & administrative                   587           809          (27%)         1,775          2,079        (15%)
Percentage of revenues                     42%           29%                         44%            49%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------


General and administrative expenses decreased by 27% between the comparable three-month periods and 15% for the comparable nine-month periods ended December 31, 2001 and 2000. These decreases from period to period are due in part to cost cutting efforts associated with reducing the number of personnel and a decrease in the level of legal fees associated with our patent litigation. General and administrative costs will continue to vary from quarter to quarter in part due to differing levels of legal fees and costs incurred in connection with the various lawsuits in which we are involved.*

Except for attorneys' fees, expert witness fees, and other costs and compensation associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to remain relatively stable through the remainder of the fiscal year. Due to the uncertainties associated with litigation and negotiations, it is hard to estimate the level of litigation expenses on an ongoing basis.**

Depreciation expense decreased in the quarter ended December 31, 2001 to $14,000 from $33,000 in the quarter ended December 31, 2000. Due to the acquisitions of AFL and WorkWise and normal amortization of capitalized software development, amortization of intangible assets and software was approximately $197,000 in the quarter ended December 31, 2002 compared to $160,000 in the prior year third quarter. We expect this higher rate will continue in the final quarter of fiscal 2002 and throughout fiscal 2003.* However, we are evaluating the impact of accounting changes on amortization of acquired intangibles for fiscal years beyond fiscal 2002 which may affect our amortization methods in future fiscal years.*

Other Income (Expense)

Other income (expense) reflects net expense in the three- and nine-month periods ended December 31, 2001 of approximately $(127,000) and $(268,000), respectively, compared to net loss of approximately $(37,000) and net income of approximately $394,000 for the comparable periods in fiscal 2001. These net decreases in income for the comparable quarters and nine-month periods were primarily influenced by realized losses on the sale of securities during fiscal 2002 (approximately $150,000 and $298,000, respectively, for the three- and nine-month periods ended December 31, 2001) as compared to realized loss on the sale of securities of approximately $31,000 and a realized gain of approximately $423,000 in the comparable three- and nine-month periods of fiscal 2001. If additional sales of securities are required to fund cash flow during the final quarter of fiscal 2002, it is anticipated such sales would generate additional losses.* The market value of stocks we currently hold is less than their original basis as determined on the date accepted in partial payment on a patent license.

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

Our cash and cash equivalent and marketable securities balances at December 31, 2001 stood at approximately $260,000 compared to approximately $1,098,000 at March 31, 2001. These balances include available for sale securities at December 31, 2001 of approximately $193,000 compared to approximately $1,069,000 at March 31, 2001. At March 31, 2001, we also maintained a balance of $26,000 of securities held for others, that we subsequently transferred during the first quarter of fiscal 2002 pursuant to prior agreement. Total obligations, excluding deferred income items, totaled approximately $701,000 at December 31, 2001 as compared to approximately $962,000 at March 31, 2001.

During the first nine months of fiscal 2002, we sold some of our short-term investments, the proceeds of which were used primarily to fund our operating losses during fiscal 2002. The significant decrease in the value of marketable securities and short-term investments was primarily due to the dramatic decrease in the market value of these securities, as well as reflecting the sales of those securities.

Net cash used in operating activities was $569,674 in the nine month period ended December 31, 2001. This was primarily due to continued losses from our core operations. We generated $659,457 from investing activities.

During the remainder of fiscal 2002, we anticipate generating cash from software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other expenses associated with Research and Development, Sales and Marketing, and General and Administrative activities. We intend to continue to monitor new license activity and our relationships with new and existing distribution partners closely. By taking this cautious approach combined with our current cash and cash equivalent balances and our ability to sell marketable securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2002. However, continued erosion of our cash and cash equivalent balances are of utmost concern to us, and we are exploring options for alternative sources of funding. We cannot predict our success or lack thereof in these endeavors. If license revenues do not substantially increase quarter-to-quarter during the remainder of fiscal 2002 and beyond or in the event of operating losses with no outside source of financing, we may have to lay-off additional personnel, sell operations or assets, including our patents, merge with a stronger operating company or take more drastic measures.**

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products (both by our direct efforts and our distributors'), our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to manage growth and to manage expenses, our ability to integrate our products with those of our third-party distributors and licensees, our ability to retain qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation and Hyperion Solutions, Inc., the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the market value of our marketable securities, the volume and timing of systems sales and licenses, reductions in the size or volume of maintenance contracts with clients, changes in the product mix of revenues, changes in the level of operating expenses, and economic conditions in the software industry and generally. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

                          PART II. - OTHER INFORMATION


Item 1.       Legal Proceedings

In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and Final Judgment in January 2001 in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We have filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals. Oral arguments were heard on January 17, 2002, and we expect a decision in the next six months.*

In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. We intend to seek monetary damages and an injunction against Hyperion licensing certain of its products.* The trial date is set for March 2003. In connection with the proposed settlement of the Lawson litigation, it was anticipated that the trial date would be moved to October 2002, but the parties subsequently agreed to the leave the date scheduled for March 2003.

In June 2001, we filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. Additionally, Lawson is a reseller of software provided by Hyperion. On November 12, 2001, we signed a settlement agreement with Lawson in which we granted to Lawson a license to our patented technology and Lawson will pay a license fee of $450,000, payable over four quarters. The settlement agreement was finalized on December 3, 2001.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b) No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Timeline, Inc.
                                               (Registrant)

Date:  February 12, 2002              By:          /s/ Charles R. Osenbaugh
                                           -------------------------------------
                                               Charles R. Osenbaugh
                                               President/Chief Financial Officer


                                               Signed on behalf of registrant
                                               and as principal financial
                                               officer.