Form 10KSB
period 2002-03-31
TIMELINE INC
filed 2002-07-01
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were: $4,824,543.

As of May 31, 2002, 4,165,998 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $1,189,829 based on the average of the bid ($0.30) and ask ($0.45) prices on that date of $0.375.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for its 2002 annual meeting of shareholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2002, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

================================================================================

                                     PART I

This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect the Company's current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "predict," "intend," "may," "will," "expect," "would," "could," and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, the Company has attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's periodic reports on Forms 10-KSB and 10-QSB and its registration statement on Form SB-2, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

      We believe that our proprietary technology allows customers to avoid time-consuming, error-prone and expensive data entry, and improve business communications and processes. Our products allow customers to avoid data entry by facilitating an efficient exchange of information between the desktop computer and the underlying hardware platform and accounting system. Our products also work with both new and old accounting systems. Many customers accounting systems are "client/server" systems that store information on a server that in turn makes the information available to a desktop computer (the "client"). Our products facilitate an efficient exchange of information between the client and server.

      Other businesses have elected to retain or upgrade centralized server-based systems. Our business strategy is focused on meeting the financial management needs of customers with both types of accounting systems by providing products that accept and report on data from both centralized or client/server systems.

      Our Timeline Analyst and Timeline Data Server (formerly Timeline Server) product lines are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment. Our WorkWise Business Alerts product automates and synchronizes notification messages pertaining to specific events and business processes. Our WorkWise Data Agent Server integrates software programs developed at different times by different people using different database structures. Our products enable our customers to:

      o     perform financial reporting and management functions;
      o     connect to multiple types of operating systems;
      o     efficiently distribute data to desktop computers;
      o     perform consolidations and allocations;
      o     perform budgeting functions;
      o coordinate the update of business records in multiple modules through a single transaction entry; and
      o automate the notification of responsible parties of events monitored by the WorkWise engine.

      The flexibility of our Timeline and WorkWise products make it possible for our customers to deliver data for reporting, analysis and record update or monitoring throughout their business enterprise without purchasing a new, expensive computer system.

      In addition to providing an infrastructure to deliver data, Timeline products provide a number of processes to enhance or augment sophisticated financial reporting. These include budgeting, allocations, consolidations, foreign currency conversion and security.

      We believe that our products can improve the transaction processing systems, particularly accounting and reporting software of other software vendors.* Our products are designed to enhance existing software by adding functions and flexibility that the software may not have. As a result, our products can eliminate weaknesses or competitive disadvantages in other transaction-based software. Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their systems. We believe that a majority of our license fee revenue in fiscal year 2003 will be generated by licensing and distribution agreements with these third-party vendors.*

      At March 31, 2002, we employed 22 full-time employees in the U.S. Our London subsidiary, Analyst Financials, employed seven full-time employees and one part-time employee at March 31, 2002.

Our Technology

      Our Timeline Analyst software product family, including Timeline Data Server, works with a customer's entire computing infrastructure to create a reporting engine that can accept and organize data, with full accounting controls, from both new and old accounting systems. Our proprietary architecture, in conjunction with our proprietary generation engine, is designed to accomplish this task. The compatibility of our software with older legacy accounting systems allows a customer to preserve existing computer hardware and software systems or transition to a client/server environment while providing enhanced reporting capabilities. If a customer is already using client/server systems, our technology provides distributed packets of data that enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. Our products use patent-protected driver technology that not only automates the transfer of data from accounting and information systems into desktop databases, but can automate rebuilding databases to reflect changes in the underlying accounting information. This eliminates the costly process of maintaining databases in both our software and the underlying accounting system.

      The following is a brief discussion of our three primary proprietary technologies:

      o Timeline Architecture. Our architecture contains a multi-dimensional data segmentation capacity that exceeds the capacity of all accounting data structures known to the Company. This capacity enables our reporting products to accept data from multiple transaction processing systems concurrently, to combine data into a single database and to add reporting relationships not present in the source system(s). For example, we can (a) take data from a customer's general ledger, human resources/payroll, sales and order processing systems, (b) combine all of the data in one database, and
            (c) allow the customer to use the combined data for payroll and sales analysis.

      o Generation Engine. Our generation engine enables our products to automate the building of Microsoft-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. The generation engine allows a customer to build a wide range of databases for distribution throughout the business enterprise.

      o Interface Technology. Our interface technology allows our products to (a) discern the structure of existing transaction-based systems,
            (b) extract data from one or more transaction processing systems, and (c) feed data to the generation engine. Our product is tied directly to the underlying accounting systems and changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are automatically reflected in our data marts. Prior technologies required substantial human intervention to manually maintain structures in both the transaction and reporting systems, and maintain the synchronization of the accounting and information systems.

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

      We have been granted four patents by the U.S. Patent and Trademark Office on our technology and have a total of 81 issued claims. We have also been granted a patent by the Commonwealth of Australia Patent Office. We believe additional international patents may be granted during fiscal 2003.*

Our Products

      Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop. Our primary products, Timeline Analyst and Timeline Data Server, consist of a set of client/server software applications based on Microsoft Windows(TM)/Windows NT(TM) and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology. The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

      Timeline Data Server is the central warehouse of financial and management reporting data structured in a multi-dimensional relational database. The Timeline Data Server is simply the first instance of a Timeline Analyst database drawing data from the source. It includes filter and Manager capabilities allowing initial extraction of data from source systems. It includes traditional financial reporting features including foreign currency conversion, consolidations and allocations. The various Timeline Data Server functions provide desktop and network reporting based on information contained in one or more underlying accounting systems. Our market focus is to use Timeline Data Server as a data warehouse to handle large volumes of data in conjunction with Timeline Analyst.

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

Other Factors That May Affect Operating Results

      We have a working capital deficit and may need to raise additional capital to fund operations during fiscal 2003, and we have received a "going concern" opinion from our independent auditors.

      At March 31, 2002, we had cash, cash equivalents, and marketable securities totaling $286,086, a working capital deficit of $448,937, and our net working capital (excluding deferred revenue) was $120,888. We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2003. Our revenue is unpredictable, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. Included in our current assets are 203,000 shares of Sagent Technology, Inc. common stock, which were issued to us in December 2000 in partial settlement of our lawsuit against Sagent. As of May 31, 2002, the market value of our marketable securities had decreased to approximately $148,507, or $0.97 per share.

      In the event that we are unable to sell any or all of the Sagent shares at the times or in the amounts we desire, or in the event that the market prices for any of those securities decreases, this will have a material adverse effect on our working capital and our capital needs. In such event we would need to achieve substantially greater revenue from operations or significantly reduce costs to meet our budget for fiscal 2003.

      Our future capital requirements depend upon many factors, including, but not limited to:

      o market acceptance of our products and any other new products we develop;
      o the success of our third-party software licensing and distribution arrangements, and the amount of revenues generated from those software licenses;
      o our ability to license our patents, and the amount of revenues generated from those licenses;
      o the liquidity and market prices for the marketable securities held by us;
      o our ability to develop and maintain sustained maintenance and support revenue;
      o     the rate at which we are able to further reduce expense levels;
      o     the scope of any reduction of any of our business activities;
      o     the scope and degree of market recovery and performance; and
      o other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty.

      We anticipate that the company may need substantial additional debt or equity financing in the future for which we have no current commitments or arrangements. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling equity or equity-based securities, the ownership of our existing shareholders will be diluted. Our plans which may or may not occur for financing may include, but are not limited to, any one or more of the following:

      o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint ventures or another comparable transaction;
      o raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to us;
      o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
      o loans from management or employees, salary deferrals or other cost cutting mechanisms.

Our inability to secure additional financing could have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Our independent accountants have issued a "going concern" emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2002, citing recurring operating losses, negative cash flows from operations, and a net working capital deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. If additional financing is not available, we may need to change our business plan, significantly reduce or suspend our operations (which may include further reducing our operating expenses, downsizing our staff and closing offices), sell or merge our business, or file a petition in bankruptcy.

      Our ability to operate profitably is uncertain.

      Our historical operations have not been consistently profitable. We had an accumulated deficit of $9,623,999 as of March 31, 2002 and a net loss of $2,286,932 for the fiscal year then-ended. Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. To become profitable, we must do some combination of:

      o increasing the licensing and maintenance revenues of our existing products;
      o     increasing the licensing of patented technology to third parties;
      o     developing new products; and
      o     controlling our expenses.

We cannot assure you that we will meet these objectives or achieve profitability or even if we do achieve profitability, that we will be able to sustain profitability. We expect to incur losses in the near future. We have significantly decreased operating expenses and, as a result, will need to maintain our level of revenues with fewer personnel in order to achieve profitability. We can give no assurances that sufficient license or other revenues will be generated or that sufficient financing will be obtained to enable us to obtain or sustain profitability. This could have a detrimental effect on the market price of our stock.

      Our profitability depends on the success of our products.

      Our future profitability will depend upon the successful development, marketing and licensing of our existing product line and other new products. We cannot give you any assurances that:

      o     our products will achieve or sustain revenue growth;
      o enhancements to our products and other applications can be successfully developed;
      o     demand for our products will continue to grow or be sustained; or
      o     our products will successfully compete with the products of others.

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

      We rely on agreements with third-party licensees and distributors for sales and licensing of our products. Our agreements with licensees and distributors are generally not exclusive, may be terminated by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing and distribution agreements depends in part on:

      o market acceptance and distribution channels of our third-party licensees' and distributors' products and services;
      o     our ability to integrate our products with those of the third party;
            and
      o the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

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

      Our subsidiary Analyst Financials is also heavily reliant on distribution alliances in Europe and is subject to risk factors similar to those described immediately above. In addition, Analyst Financials also relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. We expect to continue this direct sales effort through Analyst Financials. Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. There are no assurances that we will be able to profitably or successfully maintain the direct sales model through Analyst Financials.

      Finally, during the last two fiscal years we have relied on substantial fees generated by licensing of our various patents. These revenues tend to be sporadic and generally do not provide for ongoing revenue subsequent to the initial licensing fees. We can give no assurance that additional fees will be generated in the future.

      Our operating results may vary significantly.

      Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so. Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

      o varying size, timing and contractual terms of product licensing agreements and customer orders for our products;
      o customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;
      o the success of our distribution and licensing partners to market and sell our products;
      o lengthy negotiation and integration cycles associated with establishing new distributorships;
      o the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;
      o our ability to timely complete our service obligations related to product sales;
      o     changes in pricing policies by us or our competitors;
      o the size, timing and contractual terms of any patent licensing agreements;
      o changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue;
      o changes in demand for our business and accounting software and applications generally;
      o     software defects and other product quality problems;
      o our ability to hire, train and retain sufficient consulting, training and sales staff; and
      o     changes in general economic conditions.

      Over the past several years, we have made great efforts to reduce our operating and other expenses. We cannot assure you that these expense reductions will have the desired result of enabling us to achieve profitability or that they will not have adverse effects on us. In addition, we are currently more reliant on licensing and distribution arrangements and less on direct sales, and accordingly we expect that timing of revenues will fluctuate from quarter to quarter. If we increase our direct sales and marketing efforts or undertake research and development not funded by third parties, our operating expenses would increase and may have an adverse impact on our results of operations. Any of these fluctuations may cause significant variations in periodic results of operations. We do not take any actions specifically designed to limit fluctuations in our periodic results of operations. Because a significant portion of our expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by a fluctuation of licensing, maintenance and consulting revenue may cause significant variation in operating results in any particular quarter.

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

      In July 1999, Microsoft Corporation filed a complaint against us in the Superior Court of Washington for King County alleging that we violated our June 1999 patent license agreement. In December 2000, the Court issued a Memorandum Decision, and a Final Judgment was issued in January 2002, holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We appealed this Judgment to the Washington Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court of Washington and ordered it to enter a judgment in our favor. Microsoft has filed a motion for certiorari requesting the Washington Supreme Court to hear an appeal of the case. A response is expected in November or December 2002.

      In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. We intend to seek monetary damages and an injunction against Hyperion licensing certain of its products. The trial date is set for March 2003.

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

      We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. We have received four U.S. patents and have filed for patent protection in certain foreign countries. Despite our efforts to protect our intellectual property rights:

      o laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

      o current federal laws that prohibit unauthorized copying and distribution of software provide only limited protection from software "pirates", and effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
      o other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our trademarks; and
      o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

      Spending additional resources on research and development could adversely affect our financial condition and results of operation. We intend to protect our patent rights against infringement through negotiation and litigation, if necessary. As described above, we are currently involved in a lawsuit filed against us by Microsoft Corporation for breach of contract, and a lawsuit filed by us against Hyperion Solutions, Inc. Such litigation is costly and we cannot assure you that we will be successful.

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

      Product-license revenues and related services from our Timeline Analyst and Timeline Data Server products accounted for a significant portion of our total revenues during fiscal 2002 (exclusive of one-time patent license revenues). We expect revenues from our Timeline Analyst, Timeline Data Server, Business Alerts and Data Agent Server, Budgeting and Consolidation products to account for substantially all of our long-term future revenues. As a result, factors adversely affecting the demand for these products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions, and our ability to develop and sell enhanced versions, of our products.

      We rely on Microsoft products.

      We have developed all of our products to function in the Microsoft Windows and/or Windows NT environments. We anticipate that our future products will also be designed for use in connection with Microsoft software products. In light of this product strategy, sales of our new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows NT, Windows XP, Windows 2000, Windows ME or other future Microsoft software products. Our success in developing products for use with Microsoft software products depends on our ability to gain timely access to, and to develop expertise in, current and future Microsoft software products. We cannot assure you that we will be able to develop expertise in, and continue to develop products for, Microsoft software products. Moreover, the abandonment by Microsoft of, or any adverse change to, its current operating system product line, strategy or business operations would materially and adversely affect our business. We cannot predict the impact, if any, that the current anti-trust lawsuit against Microsoft will have on our business or products.

      Our ability to manage successfully is uncertain.

      If planned revenue stability does not materialize, our business, financial condition and results of operation will be materially harmed. To manage operations effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on management's ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our services. We cannot assure you that we will be successful in maintaining the required levels of revenue with the current number of employees.

      If we do not keep pace with technological change our products may be rendered obsolete and our business may fail.

      Our industry is subject to rapid technological change. To remain competitive, we must develop new software products while enhancing and improving our existing software programs. The development of software products is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend on our ability to maintain compatibility with existing and future Microsoft Windows, Windows NT, Windows 2000, Windows XP and other operating environments, database systems and development tools. There will be a material adverse effect on our results of operations if we fail to anticipate or respond promptly and adequately to changes in technology and customer preferences, or if there are any significant delays in our product development or introductions. We cannot assure you that we will be successful in developing new products or enhancing our existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

      We may be subject to liabilities associated with our software products.

      Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we intend to subject our existing and future software products and new versions and enhancements to vigorous testing prior to their release, our products may contain errors or defects. These errors or defects may result in unexpected re-programming costs, shipping costs and other expenses. Although our license agreements with our customers contain provisions designed to limit our exposure to potential product liability claims, any errors or defects could also result in liability claims against us by the consumers of our products. Also, Microsoft, our competitors, or we may announce new products, capabilities or technologies which have the potential to replace or shorten life cycles of our existing products and which may cause customers to defer purchasing our existing products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our results of operations. Any of the foregoing events could have a negative impact on our business or financial condition.

      We face intense competition in our businesses.

      The business information software market is highly competitive. We believe that our primary competition for our Timeline Analyst and Timeline Data Server products is software vendors such as Hyperion Solutions, Inc., Comshare, Inc., FRx Software Corporation, Cognos Corporation, and various budgeting vendors such as Adaytum, Inc., Microsoft, and Pillar by Hyperion. For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Intelliware Systems Ltd., and Metagon Technologies. Many of our competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into the software market, we believe that competition will continue to proliferate. The market for our products is characterized by significant price competition, and we expect that our products will face increasing pricing pressures.

      Many of our current and potential competitors have well-established relationships with our potential customers, have extensive knowledge of the markets serviced by our customers, and more extensive development, sales and marketing resources. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than are we. Such competition could seriously harm our ability to sell products on favorable terms. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would negatively impact our business and financial condition.

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

      We also depend on the services of qualified and experienced information technology professionals, creative personnel, and sales and marketing personnel. We typically do not enter into employment agreements with these individuals, however we do have proprietary technology agreements with them. Any of these employees could leave their employment with us at any time. Our business and financial condition could be negatively impacted if any of these events occur.

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

      The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to such factors as:

      o     actual or anticipated fluctuations in revenues or operating results;
      o changing information technology spending habits of our clients and prospective clients;
      o     failure to meet expectations of performance;
      o announcements of technological innovations or new products by our competitors;
      o developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights;
      o     product and services pricing, discounts and margins; and
      o     general economic conditions.

      We do not intend to pay dividends.

      We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future.

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

      You may not be able to seek remedies against Arthur Andersen LLP, our former independent accountant.

      Arthur Andersen LLP has not consented to the use of its audit report on our Fiscal year 2001 financial statements. Without this consent, it may become more difficult for you to seek remedies against Arthur Andersen LLP. Furthermore, relief in connection with claims which may be available to you under the federal securities laws against auditing firms may not be available against Arthur Andersen LLP should it cease to operate or be financially impaired.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 12,354 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease that expires April 30, 2004. In addition, we lease 1,900 square feet of office space in London for our Analyst Financials office under a lease that expires in March 2003. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

      In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in our favor. Microsoft has filed a motion for certiorari requesting the Washington Supreme Court to hear an appeal of the case. A response is expected in November or December 2002.

      In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. We intend to seek monetary damages and an injunction against Hyperion licensing certain of its products. The trial date is set for March 2003.

      From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Timeline's common stock is traded on the OTC Bulletin Board ("OTCBB") and the Boston Stock Exchange ("BSE") under the symbol "TMLN". We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it is has been quoted on the OTCBB. The following table contains the high and low bid information as reported by OTCBB, for each quarter of fiscal 2001 and 2002, and the first quarter of fiscal 2003. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                              Fiscal 2001                         Fiscal 2002
                  ------------------------------------ -----------------------------------
                    1st       2nd     3rd      4th       1st      2nd     3rd       4th
                  Quarter   Quarter  Quarter  Quarter   Quarter  Quarter  Quarter  Quarter
                  -------   -------  -------  -------   -------  -------  -------  -------
Common Stock
    High           $4.000   $3.625   $3.000   $1.719    $0.906   $0.850   $0.250   $0.400
    Low            $2.063   $2.438   $1.063   $0.938    $0.550   $0.450   $0.160   $0.170

                                       Fiscal 2003
                        ---------------------------------------
                        1st Quarter
                        (thru June     2nd      3rd     4th
                         11, 2002)   Quarter  Quarter  Quarter
                         ---------   -------  -------  -------
      Common Stock
          High             $0.37       N/A      N/A     N/A
          Low              $0.24       N/A      N/A     N/A

      As of May 15, 2002, there were 4,165,998 shares of common stock outstanding held by approximately 89 holders of record and 820 beneficial holders.

      In December 2001, two of our officers, Fred Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock. Mr. Dean and Mr. Evans each earned a second performance based award of 6,250 shares of Timeline common stock in March 2002, which were issued in April 2002.

      In March 2002, we issued 100,000 shares of Timeline common stock as a discretionary contribution to the Timeline, Inc. Employee Stock Ownership Plan. These shares will be divided among all eligible employees on December 31, 2002, according to the discretionary distribution terms of the Employee Stock Ownership Plan.

      We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on the shares in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Our consolidated financial statements for the fiscal year ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $2.3 million for the 2002 fiscal year and have incurred recurring net losses from operations over the past several fiscal years. As of March 31, 2002, we have negative working capital of approximately $450,000. These factors raise substantial doubt about our ability to continue as a going concern.

      We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be insufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2003. Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. See "Liquidity and Capital Resources" below.**

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.*

                               Revenue Recognition

      We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

      For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship.

      For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is shipped to customers.

      At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

      We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

      For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method.

      Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, Company specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

      We recognize revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor's or reseller's contractual reporting obligations.

      Revenue from support agreements is recognized on a straight-line basis over the life of the contract.

                         Allowance for Doubtful Accounts

      Our management must estimate the uncollectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.*

                               Capitalized Patents

      We capitalize the costs to obtain patents on our technology. Such costs are amortized over the life of the patent. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.* Costs of defending our patents are expensed as incurred, which depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

                    Capitalized Internally Developed Software

      We capitalize internally developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the projects useful lives using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight line method. Useful lives are based on management's estimates of the period that the assets will generate revenue. Material differences may result in the amount and timing of our amortization expense for any period if management made different judgments or utilized different estimates.*

                   Valuation of Acquired Businesses and Assets

      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that materially affect our financial condition and results of operations.

         Impairment of Long-lived Assets, Goodwill and Other Intangibles

      Property and equipment, goodwill, identifiable intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* In fiscal 2003, we will assess the impairment of goodwill in connection with the adoption of SFAS 142 and other assets in connection with the adoption of SFAS 144.* At such time, the Company may record an impairment charge upon completion of the initial impairment review.* Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.*

                            Impairment of Investments

      As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred. The factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary include the time period and extent for which the quoted market price is less than the accounting basis, the investees' financial condition and overall industry health.

Results of Operations

                                    Revenues

                                        Years Ended March 31,
                                         2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                          1,605         1,466          10%
Other license                             1,550         2,025         (23%)
Maintenance                                 923           734          26%
Consulting and Other                        742           680           9%
Software development                          5            46         (89%)
                                        ---------------------
Total Revenues                            4,825         4,951          (3%)
--------------------------------------------------------------------------------

      Results of operations for fiscal 2002 and fiscal 2001 are not directly comparable, because results for fiscal 2001 include nine months of operations of Analyst Financials Limited (Analyst Financials), which we acquired as of June 30, 2000, as well as approximately four months of operations for WorkWise Software, Inc. (WorkWise), acquired December 4, 2000. Both acquisitions were accounted for under the purchase method of accounting. Results of operations for fiscal year ended March 31, 2002, however, include the operations of both Analyst Financials and WorkWise for the full fiscal year. For the quarter ended June 30, 2000, prior to its acquisition, Analyst Financials paid royalties to Timeline on license and maintenance revenue under its then distributor agreement in the amount of $46,830. There was no financial relationship between WorkWise and Timeline prior to its acquisition.

      For the fiscal year ended March 31, 2002, our total operating revenues were $4,825,000 compared to $4,951,000 for fiscal 2001, representing a decrease of 3%. The decrease in total revenues in fiscal 2002 from fiscal 2001 is primarily attributable to a decrease in patent license revenue more than offsetting increased software license, maintenance, consulting and other revenue. Software licensing revenues were slightly higher in fiscal 2002 over fiscal 2001 (representing a 10% increase), while patent license revenue decreased to $1,550,000 in fiscal 2002 from $2,025,000 in fiscal 2001 (a 23% decrease). The patent license revenue in fiscal 2001 consisted of a one-time $2,025,000 license fee from Sagent Technology, Inc., whereas the patent license revenue in fiscal 2002 includes a one-time $450,000 license fee from Lawson Software and a one-time license fee of $1,100,000 from Oracle Corporation. None of these patent license fees provide for recurring license revenue. Without consideration of the patent license revenues, total operating revenues for the fiscal year ended March 31, 2002 increased by 12% from operating revenues for the like period ended in 2001. We will continue to pursue additional patent licenses when appropriate, and we believe that the settlements made to date regarding our patents will have a positive impact on our ability to enter into additional patent licenses.* However, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses.*

      Software license revenue for the fiscal year ended March 31, 2002 increased by 10%, to $1,605,000 from $1,466,000 for fiscal 2001. The increase in revenue from software licenses in fiscal 2002 over fiscal 2001 is primarily attributable to the inclusion of Analyst Financials and WorkWise results for a full year in fiscal 2002 and improved results from our third-party distribution partners and additions of new partners. However, despite this increase in license revenue, during fiscal 2002 we have witnessed significant diminution of license revenue by several key distribution partners, presumably based upon the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software. Additionally, our marketing agreement with Infinium Software will terminate in July 2002, but we expect that our license agreements with Infinium end users will continue to generate consulting and maintenance revenue.* Currently, we have relationships and strategic alliances with more than 30 national and international distribution partners. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. We have continued to release new products in conjunction with national and international distribution partners. In the current economic uncertainty, particularly in the United States, it is impossible to predict if the channels will increase software licenses during fiscal 2003 over fiscal 2002.*

      Maintenance revenue increased by 26%, to $923,000 from $734,000 for the comparable fiscal years, a result of increased maintenance fees from new customers who have installed and are using our software. Maintenance revenue from our Microsoft-based product lines continues to increase as more sites are installed and maintenance agreements commence.

      Consulting revenue increased 9%, to $742,000 from $680,000 for the fiscal year ended March 31, 2002 from fiscal 2001. The increase in consulting revenue resulted from an increase in the number of consulting staff generating revenue due primarily to the acquisition of Analyst Financials in June 2000. The level of consulting revenue varies according to the mix of systems directly licensed by Timeline compared to software provided through OEMs, who market the products at lower levels of functionality and use and provide direct installation services to end-users, thereby requiring less consulting. Because our U.K. office (Analyst Financials) employs a direct sales force and licenses software directly to large organizations, this has resulted in an increased demand for consulting. However, we believe that any fluctuations in consulting revenue levels will become less material in the future as a larger percentage of new product licensing is transacted through OEM channels.*

      Software development fee revenue was $5,000 and $46,000 for the fiscal years ended March 31, 2002 and 2001, respectively. Development revenues are not material to overall revenue and we do not anticipate that development revenue will contribute significantly to revenue in fiscal 2003 as there are no substantial contracts currently in place or being pursued for development efforts.* We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

                                  Gross Profit

                                        Years Ended March 31,
                                         2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                              3,968         3,866           3%
Percentage of operating revenues            82%           78%

      Our gross profit for fiscal 2002 was $3,968,000, representing a 3% increase from fiscal 2001. Gross profit for the two fiscal years is not directly comparable due to the inclusion of WorkWise and Analyst Financials revenues in all of fiscal 2002 and only part of fiscal 2001, and because of the relative mix of high-margin patent license revenue in each period ($1,550,000 in fiscal 2002 compared to $2,025,000 in fiscal 2001). We expect to see continued variations in gross profit dependant on the mix of high-margin software and patent licenses and lower margin consulting and maintenance revenue which is labor intensive.* Additionally, because patent licenses to date have tended to be driven by legal actions and/or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.*

                           Sales and Marketing Expense

                                        Years Ended March 31,
                                         2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing                       1,251         1,336          (6%)
Percentage of operating revenues            26%           27%

      Sales and marketing expenses in actual dollar amounts decreased by 6% and also decreased as a percentage of operating revenue between the fiscal years ended March 31, 2002 and 2001. The decrease in actual dollar amounts in fiscal 2002 was primarily due to a reduction of three in the number of sales and marketing personnel. The slight decrease in sales and marketing expense as a percentage of operating revenue also reflects not only the decreased costs of a smaller sales and marketing staff, but also changes in the amounts and sources of revenue between the comparable periods relating to large patent license fees in both fiscal 2002 and 2001. Patent license-related expenses are typically not included in sales and marketing expense, but in general and administrative expenses, due to the nature of the licensing process.

                        Research and Development Expense

                                        Years Ended March 31,
                                         2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Research and development                  1,481         1,605          (8%)
Percentage of operating revenues            31%           32%

      Research and development expenses decreased to $1,481,000 from $1,605,000 (an 8% decrease) for the fiscal years ended March 31, 2002 and 2001. This decrease in research and development expenses was primarily attributable to a decrease of 10 personnel employed in Development. We entered fiscal 2003 with fewer personnel in Development than we did in fiscal 2002. Consequently, we believe the actual dollar amount of research and development expenses in fiscal 2003 will be less than fiscal 2002 expenses, particularly in the first several fiscal quarters.* It is more difficult to project the level of expense throughout the upcoming year as changes in the economy or the signing of new channel partners could lead to hiring additional Development resources.*

                  General and Administrative and Patent Expense

                                        Years Ended March 31,
                                         2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

General and administrative                2,301         2,624         (12%)
Percentage of operating revenues            48%           53%

      General and administrative expenses, which include the costs of litigation and negotiations with respect to patent licenses, decreased in actual dollar amounts by 12% to $2,301,000 from $2,624,000 for the comparable fiscal years ended March 31, 2002 and 2001. General and administrative expenses typically fluctuate significantly from fiscal quarter to quarter largely due to variations in expenses associated with our patent litigation. During fiscal 2001 and fiscal 2002, general and administrative costs were significantly impacted by attorneys fees associated with our patent litigation and our contract litigation with Microsoft, and, in fiscal 2001, employee bonuses relating to a favorable settlement. We believe that general and administrative costs may vary greatly from quarter to quarter in fiscal 2003.* In conjunction with counsel, we have continued to monitor a number of other software products which we believe may, subject to further due diligence, present embodiments of the Timeline patents, and there is a significant possibility that we may decide to pursue additional litigation to defend our property rights.* We cannot express an opinion on the cost, timing or arrangement with counsel that may result from these additional actions, if any.*

      Fluctuations of general and administrative expenses as a percentage of revenues for comparative periods are also due to the significant changes in revenue for each period, especially the amount of revenue generated through patent licensing.

                                  Other Income

      Other income for fiscal 2002 generated a loss of $556,000, down from a positive impact of $318,000 in fiscal 2001. The decrease is primarily the result of a significant loss on sales of securities from a gain of $355,000 in fiscal 2001 to a loss of $298,000 in fiscal 2002 as well as a $279,000 write-down reflecting the decrease in the value of shares we own of Sagent Technology, Inc. We had previously carried the Sagent shares as an "available for sale" security with cumulative losses carried in Other Comprehensive Income (Loss) in Stockholders' Equity. During the fourth quarter, we determined that the market value decline in these shares was "other than temporary" and took a corresponding charge to earnings.

                                   Income Tax

      Income taxes are provided in the statement of operations in accordance with the asset and liability method. We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded for fiscal 2002.

      In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits that may be used in any given year. However, we do not expect this to be a factor in fiscal 2003.*

                         Liquidity and Capital Resources

      Balances of our cash and cash equivalents and marketable securities classified as trading at March 31, 2002 stood at approximately $83,000 compared to approximately $29,000 at March 31, 2001. Additionally, available for sale securities at March 31, 2002 stood at approximately $203,000 compared to approximately $1,069,000 at March 31, 2001. At March 31, 2001, we also maintained a balance of $26,000 of securities held for others, which were subsequently transferred under securities sales agreements.

      The substantial decrease in the total amount of our cash and cash equivalent and marketable securities balances, is attributable to the operating losses during fiscal 2002 and losses in the value of security holdings of Sagent stock. Of more significance was the dramatic decrease in the market value of available-for-sale securities. Available for sale securities at March 31, 2002 includes 203,000 shares of Sagent Technology, Inc. common stock, valued at approximately $203,000. At March 31, 2001 we held 600,000 shares of Sagent common stock with a market value of $1,050,000. The shares of Sagent common stock held by us are registered and we have no restrictions on the sale of this common stock. However, we cannot predict the timing to sell these shares or the then-market value of such shares. In the event that we are unable to sell any or all of our marketable securities or the Sagent shares at the times or in the amounts we desire, or in the event that the market prices for any of those securities decreases, this will have a material adverse effect on our working capital and our capital needs.* In such event we would need to achieve substantially greater revenue from operations to meet our budget for fiscal 2003.*

      Total obligations, excluding deferred income items, were approximately $944,000 at March 31, 2002 compared to approximately $962,000 at March 31, 2001. This slight decrease is attributed to normal fluctuations in payables, accruals and deferred maintenance balances.

      Net cash used in operating activities was approximately $623,000 in the year ended March 31, 2002. This was primarily due to our generating net losses for four quarters of fiscal 2002. We generated approximately $697,000 from investing activities and used approximately $14,000 for financing activities.

      We licensed certain patented technology to Oracle in June 2001, and to Lawson Software in December 2001, in settlement of our patent infringement litigation with each company. We received cash and other consideration under the terms of these patent technology licenses. The payments received from Lawson were made over six months, from December 2001 through June 2002, and the license is fully paid.

      We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be insufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2003. Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources. Accordingly, if results of operations do not improve, we may be required to reduce operations substantially or to raise additional funds through equity or debt financings. There is substantial doubt about our ability to continue as a going concern. We are at risk as to the market value of our shares in Sagent currently held and we must achieve substantially greater revenue from operations than we did in the last several quarters of fiscal 2002. We have witnessed significant diminution of license revenue by several key distribution partners, presumably based upon the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software.**

      Many companies in the software industry have experienced difficulty in raising additional financing in the current economic climate. Our strategies for financing may include, but are not limited to, any one or more of the following:

   o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;
   o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;
   o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
   o loans from management or employees, salary deferrals or other cost cutting measures.

Additional financing may not be available to us on favorable terms, or at all. If additional financing is not available, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. The results of any of these measures could materially affect our business, results of operations and financial position. We are exploring strategies for financing, however, currently we do not have any commitment for any of the foregoing.**

      During fiscal 2003, we anticipate generating cash from operations from software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other controllable expenses associated with Research and Development, Sales and Marketing, and General and Administrative activities. We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if patent and software licenses do not substantially increase quarter-to-quarter during fiscal 2003.**

Quantitative and Qualitative Disclosures About Market Risk

                               Interest Rate Risk

      We do not hold derivative financial instruments in our short-term investment portfolio. Our cash and cash equivalents consist of highly liquid investments.

                       Foreign Currency Exchange Rate Risk

      Currently, the majority of our revenue and expenses is denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.*

      The international segment of our business, Analyst Financials Limited based in the United Kingdom, is subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.*

      Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.* The effect of foreign exchange rate fluctuations for the year ended March 31, 2002 was not material.

                                 Investment Risk

      We have investments in voting capital stock of Sagent Technology, Inc, a publicly traded company. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. Our policy is to regularly review the operating performance of the company in assessing the carrying value of the investment (See Note 2 to the consolidated financial statements).

      We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS 121).

      The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations were completed during the period from July 1, 2001 to March 31, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through March 31, 2002.

      SFAS 141 requires, upon adoption of SFAS 142 on April 1, 2002, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of Fiscal 2003. Any impairment loss will be measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of April 1, 2002. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, the we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than March 31, 2003.

      Upon adoption of SFAS 142, we will no longer amortize goodwill. Although we do not presently anticipate an impairment charge upon adoption of SFAS 142, we have not yet completed our analysis as of the date of this report. Goodwill amortization was $27,546 and $20,559 in Fiscal 2002 and 2001, respectively. Unamortized goodwill was $34,432 at March 31, 2002. Other intangible assets totaling $54,167 at March 31, 2002 will be reclassified to goodwill under SFAS
142. Amortization of these intangible assets was $43,333 and $32,500 in Fiscal 2002 and 2001, respectively.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS 121. We do not expect the adoption of SFAS 144 to have a material effect on our consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheet of Timeline, Inc. and subsidiaries (the Company) as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net working capital deficit of $448,937 at March 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ KPMG LLP

Seattle, Washington
June 21, 2002

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

                                           /s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
June 12, 2001

      The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on June 12, 2001. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-KSB. The report of Andersen refers to financial statments for the year ended March 31, 2000 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

                                 TIMELINE, INC.
              CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002 AND 2001

                                     ASSETS

                                                                    2002            2001
                                                                ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $     82,956    $         --
  Marketable securities - trading                                         --          28,802
  Marketable securities - available for sale                         203,130       1,068,981
  Securities held for others                                              --          26,000
  Accounts receivable
    net of allowance of $61,827 and $4,902                           636,201         773,287
  Prepaid expenses and other                                         142,492         166,687
                                                                ------------    ------------
               Total current assets                                1,064,779       2,063,757

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $772,873 and $871,576                              120,464         167,841

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $435,755 and $256,789                              208,037         429,761

CAPITALIZED PATENTS, net of accumulated
  amortization of $26,056 and $15,069                                187,375         157,015

GOODWILL AND INTANGIBLE ASSETS, net of accumulated
  amortization of $920,783 and $380,983                              816,192       1,393,638

OTHER ASSETS                                                              --             328
                                                                ------------    ------------

               Total assets                                     $  2,396,847    $  4,212,340
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $    474,133    $    441,377
  Accrued expenses                                                   469,758         520,248
  Deferred revenues                                                  569,825         533,145
                                                                ------------    ------------
               Total current liabilities                           1,513,716       1,494,770
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    4,153,498 and 4,038,498 issued and outstanding                    41,535          40,385
  Additional paid-in capital                                      10,448,488      10,424,703
  Accumulated other comprehensive income (loss)                       17,107        (410,451)
  Accumulated deficit                                             (9,623,999)     (7,337,067)
                                                                ------------    ------------
               Total stockholders' equity                            883,131       2,717,570
                                                                ------------    ------------

               Total liabilities and stockholders' equity       $  2,396,847    $  4,212,340
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                    2002            2001
                                                                ------------    ------------
REVENUE
  Software license                                              $  1,605,238    $  1,466,148
  Other license                                                    1,550,000       2,025,000
  Software development                                                 4,740          45,432
  Maintenance                                                        922,488         733,983
  Consulting and other                                               742,077         680,178
                                                                ------------    ------------

        Total revenues                                             4,824,543       4,950,741

COST OF REVENUES                                                     857,005       1,084,730
                                                                ------------    ------------

        Gross profit                                               3,967,538       3,866,011
                                                                ------------    ------------

OPERATING EXPENSES:
  Sales and marketing                                              1,251,297       1,336,373
  General and administrative                                       2,300,587       2,624,279
  Research and development                                         1,480,768       1,605,398
  Depreciation                                                        52,544         161,251
  Amortization of intangibles and goodwill                           613,134         342,765
                                                                ------------    ------------

        Total operating expenses                                   5,698,330       6,070,066
                                                                ------------    ------------

        Loss from operations                                      (1,730,792)     (2,204,055)
                                                                ------------    ------------

OTHER INCOME (EXPENSE):
  Realized (loss) gain on marketable equity securities              (298,377)        355,498
  Impairment of available for sale securities                       (279,263)             --
  Interest expense                                                   (39,694)        (46,310)
  Interest income                                                     61,194           9,235
                                                                ------------    ------------

        Total other (expense) income                                (556,140)        318,423
                                                                ------------    ------------

        Net loss                                                $ (2,286,932)   $ (1,885,632)
                                                                ============    ============

Basic and diluted net loss per share                            $      (0.57)   $      (0.48)
                                                                ============    ============

Shares used in calculation of net loss
  per share                                                        4,044,080       3,900,400
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 TIMELINE, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                          Accumulated
                                     Common Stock           Additional       Other                        Total
                               -------------------------     Paid-in     Comprehensive  Accumulated    Stockholders'
                                  Shares        Amount       Capital     Income (Loss)    Deficit        Equity
                               -----------   -----------   -----------   -------------  -----------    ------------
BALANCE, March 31, 2000          3,449,112   $    34,492   $ 9,124,178   $ 2,658,825    $(5,451,435)   $ 6,366,060

  Equity consideration
    issued for acquisitions        548,814         5,488     1,289,681            --             --      1,295,169
  Exercise of common stock
    options                         40,572           405        10,844            --             --         11,249
  Net loss                              --            --            --            --     (1,885,632)    (1,885,632)
  Unrealized loss on
    available for sale
    securities                          --            --            --    (3,060,660)            --     (3,060,660)
  Foreign currency
    translation adjustment              --            --            --        (8,616)            --         (8,616)
                               -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, March 31, 2001          4,038,498   $    40,385   $10,424,703   $  (410,451)   $(7,337,067)   $ 2,717,570

  Stock-based compensation         115,000         1,150        23,785            --             --         24,935
  Comprehensive income
    (loss):                             --            --            --            --             --             --
  Net loss                              --            --            --            --     (2,286,932)    (2,286,932)
  Change in unrealized gain
    (loss) on available for
    sales securities, net               --            --            --       401,835             --        401,835
  Foreign currency
    translation adjustment              --            --            --        25,723             --         25,723
                                                                                                       -----------
    Total comprehensive loss            --            --            --            --             --     (1,859,374)
                               -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, March 31, 2002          4,153,498   $    41,535   $10,448,488   $    17,107    $(9,623,999)   $   883,131
                               ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                    2002            2001
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (2,286,932)   $ (1,885,632)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                    862,642         701,392
    Loss (gain) on disposal of property and equipment                  1,536         (18,905)
    Stock-based compensation                                          38,697              --
    Realized loss (gain) on sale of marketable equity
      securities                                                     298,377        (355,498)
    Impairment of available for sale securities                      279,263              --
    Marketable equity securities received as consideration                --      (1,425,000)
    Changes in operating assets and liabilities, net of
      businesses acquired:
      Accounts receivable                                            140,719          56,453
      Prepaid expenses and other                                      24,774         (95,363)
      Accounts payable                                                28,921        (669,062)
      Accrued expenses and other                                     (49,706)        (82,225)
      Deferred revenues                                               38,324         155,645
      Other noncurrent assets                                             --          25,561
                                                                ------------    ------------
         Net cash used in operating activities                      (623,385)     (3,592,634)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisitions                                           --          29,056
  Purchase of property and equipment                                  (7,738)        (28,640)
  Proceeds from sale of property and equipment                         1,035          22,075
  Investment in capitalized software and patents                     (41,288)       (240,246)
  Purchase of short-term investments                                      --      (1,017,325)
  Proceeds from sale of short-term investments                       744,848       3,359,637
  Issuance of note receivable                                             --            (952)
                                                                ------------    ------------
      Net cash provided by investing activities                      696,857       2,123,605
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to related parties         172,580              --
  Repayment of notes payable to related parties                     (172,580)             --
  Payments on capital lease obligations                                   --          (4,309)
  Sales of common stock and exercise of stock options                     --          11,251
  Other                                                              (13,762)             --
                                                                ------------    ------------
      Net cash (used in) provided by financing activities            (13,762)          6,942
                                                                ------------    ------------

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                          23,246          (8,616)

NET CHANGE IN CASH AND CASH EQUIVALENTS                               82,956      (1,470,703)

CASH AND CASH EQUIVALENTS, beginning of period                            --       1,470,703
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                        $     82,956    $         --
                                                                ============    ============

SUPPLEMENTAL CASH AND NONCASH DISCLOSURES:
  Cash paid for interest                                        $     32,932    $     16,340
Non-cash transactions:
  Equity consideration issued for acquisitions                            --       1,295,169

The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1. THE COMPANY:

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company). The Company, which is headquartered in Bellevue, Washington and has operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems. Timeline's software products are designed to automatically access and distribute business information with full accounting control.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2002, the Company had a net working capital deficit of $448,937 and had an accumulated deficit of $9,623,999, with total stockholders' equity of $883,131. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, may not provide adequate resources to fund operations at least until March 31, 2003. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

      o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint ventures or another comparable transaction;
      o raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to the Company;
      o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
      o loans from management or employees, salary deferrals or other cost cutting mechanisms.

There can be no assurance that any of these alternatives will be successful. If the Company is unable to obtain sufficient cash when needed to fund its operations, it may be forced to seek protection from creditors under the bankruptcy laws.

The Company's inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations are translated in U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period. The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations and were not significant in any of the periods presented.

Significant Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Changes in these estimates and assumptions may have a material impact on the financial statements. Critical estimates include valuation and useful lives of intangible assets, the nature of declines in the value of marketable equity securities, and the collectibility of accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments.

Marketable Securities - Trading

Marketable securities consist of both equities and debt instruments, which are under the management of investment brokers. The Company actively buys and sells individual securities in this account and has classified these securities as Trading under the provisions of Statement of Financial Accounting Standards 115. Consistent with the provisions of that statement, the Company has recorded these investments at their fair market value in the accompanying balance sheet. Realized and unrealized gains and losses on these securities are included in the accompanying statements of operations. The Company does not have any derivative financial instruments in this account.

Marketable Securities - Available for Sale

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. There are no restrictions on the sale of these securities.

The total value of the remaining 203,000 shares of Sagent common stock was $203,000 at March 31, 2002. During 2002, the Company sold 397,000 of the Sagent shares resulting in realized losses of $275,051. Subsequent to year-end, Timeline has sold an additional 50,000 shares. The Company has accounted for these shares as available for sale securities as required under SFAS 115. Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive loss. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.

During the fourth quarter, the Company determined, after considering a number of factors, that the decline in the fair value of these securities was other than temporary. These factors include the time period and extent for which the quoted market price was less than the accounting basis, the investees' financial condition and overall industry health. As a result, the Company recognized a loss on the impairment of available for sale securities of $279,262. There is no amount related to the securities included in the accompanying balance sheet as a component of accumulated other comprehensive loss at March 31, 2002. The net change in unrealized gain (loss) on available for sale securities of $401,835 is composed of the following:

      Unrealized holding losses during the period                    $(172,142)
      Reclassification adjustment for losses included in net loss      298,715
      Impairment of marketable equity securities                       279,262
                                                                     ---------
                                                                     $ 401,835
                                                                     =========

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

Capitalized Software Costs and Research and Development Costs

The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86. Amounts capitalized relate to software development costs incurred after the technological feasibility of a product has been established. Amortization is recognized using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight-line method over the product's estimated economic life of three years. Amortization starts when the product is available for general release to customers. During fiscal 2002 and 2001, the Company capitalized $-0- and $136,595, respectively, of software development costs. Amortization expense for fiscal 2002 and 2001 was $221,725 and $205,026, respectively. This amortization is included in cost of revenues in the accompanying statements of operations.

All research and development costs are expensed as incurred.

Patents

The Company capitalizes the costs to obtain patents on its technology. Such costs are amortized over the life of the patent. Costs to defend patents are expensed as incurred.

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

The Company will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in impairment charges and those charges could be material.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying amounts based on current market indicators or their short-term nature.

Revenue Recognition

The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

For all sales, the Company uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its resellers are evidenced by a master agreement governing the relationship.

For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is shipped to customers.

At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the Company's normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, the Company accounts for the fee as not being fixed and determinable. In these cases, it defers revenue and recognizes it when it becomes due and payable.

The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. It does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers revenue until the time collection becomes reasonably assured.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method.

Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts charged when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates charged for its employees when they are performing these services provided the Company has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects. For multiple element arrangements involving installation or customization, Company-specific objective evidence is established for support and maintenance arrangements if its customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor's or reseller's contractual reporting obligations.

Revenue from support agreements is recognized on a straight-line basis over the life of the contract.

The Company also enters into separately priced consulting agreements with its customers to provide installation, training and other consulting services. These agreements are generally priced on a time and materials basis and revenues are recognized as the services are performed. The nature of the services does not significantly alter the licensed software.

Stock-Based Compensation

The Company accounts for stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions. Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.

Net Loss per Common Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the year. Diluted net loss per share is calculated as the net loss divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise. During fiscal year 2002 and 2001, the effect of including outstanding options is antidilutive, therefore, options have been excluded from the calculation of diluted net loss per share.

The computation of diluted net loss per common and common equivalent share is as follows at March 31:

                                                       2002            2001
                                                   ------------    ------------

Net loss                                           $ (2,286,932)   $ (1,885,632)
                                                   ------------    ------------
Weighted average common shares outstanding            4,044,080       3,900,400
                                                   ------------    ------------
Diluted net loss per common share                  $      (0.57)   $      (0.48)
                                                   ============    ============

The calculation of diluted net loss per common and common equivalent share does not include 642,129 and 701,842 options and warrants in 2002 and 2001, respectively, as they are antidilutive.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS 121).

The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations were completed during the period from July 1, 2001 to March 31, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through March 31, 2002.

SFAS 141 requires, upon adoption of SFAS 142 on April 1, 2002, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of Fiscal 2003. Any impairment loss will be measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of April 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than March 31, 2003.

Upon adoption of SFAS 142, the Company will no longer amortize goodwill. Although it does not presently anticipate an impairment charge upon adoption of SFAS 142, the Company has not yet completed its analysis as of the date of this report. Goodwill amortization was $27,546 and $20,559 in Fiscal 2002 and 2001, respectively. Unamortized goodwill was $34,432 at March 31, 2002. Other intangible assets totaling $54,167 at March 31, 2002 will be reclassified to goodwill under SFAS 142. Amortization of these intangible assets was $43,333 and $32,500 for fiscal 2002 and 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS
144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS 121. The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position or results of operations.

3. MAJOR CUSTOMERS:

During fiscal 2002, one customer comprised approximately 25% of the Company's total revenue and another customer comprised 23% of the Company's total revenue. During 2001, a different customer comprised approximately 41% of the Company's total revenue. At March 31, 2002, approximately 24% of the accounts receivable balance was due from the Company's largest customer. At March 31, 2001, approximately 25% of the accounts receivable balance was due from the Company's two largest customers.

4.  VALUATION AND QUALIFYING ACCOUNTS:

                               Balance at       Charged to                       Balance at
                               Beginning        Costs and                           End
                               of Period         Expenses        Writeoffs       of Period
                               ----------       ----------       ---------       ----------
Year Ended March 31, 2002        $4,902          $94,805         $(37,880)         $61,827

5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at March 31:

                                                                    2002            2001
                                                                ------------    ------------
Computer equipment                                              $    716,474    $    832,440
Office equipment                                                     176,863         206,977
                                                                ------------    ------------

                                                                     893,337       1,039,417
Less - accumulated depreciation                                     (772,873)       (871,576)
                                                                ------------    ------------

Total property and equipment, net of accumulated depreciation   $    120,464    $    167,841
                                                                ============    ============

6. ACCRUED EXPENSES:

Accrued expenses consists of the following:

                                                                    2002            2001
                                                                ------------    ------------
Compensation and benefits                                       $    249,579    $    366,321
Securities held for others                                               -0-          26,000
Other                                                                220,179         127,927
                                                                ------------    ------------
Total accrued expenses                                          $    469,758    $    520,248
                                                                ============    ============

7. ACQUISITIONS:

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

The following table summarizes the pro forma results of the Company's operations for the year ended March 31, 2001 assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2001. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                  (Unaudited)
                                                 March 31, 2001
                                                 --------------

Revenue                                            $5,838,580
Net loss                                           (2,826,148)
Diluted net loss per share                              (0.70)

8. FEDERAL INCOME TAXES:

Federal income taxes are determined using an asset and liability approach.

The Company has determined that the deferred tax assets do not satisfy the more likely than not criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) as of March 31 are as follows:

                                                        2002            2001
                                                    -----------     -----------

Net operating loss carryforward                     $ 1,954,000     $ 1,581,000
Research and experimentation credit                     800,000         800,000
Deferred revenues                                       194,000          79,000
Capitalized software costs                              (71,000)       (223,000)
Impairment of available for sale securities              95,000              --
Other                                                    53,000          44,000
                                                    -----------     -----------

                                                      3,025,000       2,281,000

Less - valuation allowance                           (3,025,000)     (2,281,000)
                                                    -----------     -----------

     Net deferred tax assets                        $        --     $        --
                                                    ===========     ===========

The net operating loss carryforwards of approximately $5,750,000 and research and experimentation credit carryforwards expire through 2022.

The valuation allowance increased by $744,000 during the year ended March 31, 2002 and increased by $501,000 during 2001.

In connection with its initial public offering in 1995, the Company experienced a significant change in ownership, which limits the amount of previously generated net operating loss carryforwards and research and experimentation credits of $1,753,000 and $221,000, respectively, which may be used in any given year to approximately $300,000. As a result of other ownership changes, the utilization of net operating losses against future taxable income may be limited.

9. 401(k) SAVINGS AND PROFIT SHARING PLAN:

All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 80% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $15,718 and $19,272 to the plan during the years ended March 31, 2002 and 2001, respectively.

10. EMPLOYEE STOCK OWNERSHIP PLAN:

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

The Company made matching and discretionary contributions totaling $41,229 and $105,600 to the ESOP during fiscal 2002 and 2001, respectively.

In March 2002, the Company issued 100,000 shares of Timeline common stock as a discretionary contribution to the ESOP. These shares will be divided among all eligible employees on December 31, 2002, according to the discretionary distribution terms of the ESOP. The Company recorded a charge totaling $35,000 related to this issuance representing the fair value of the shares on the issuance date.

11. COMMITMENTS AND CONTINGENCIES:

Litigation

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company's favor. Microsoft has filed a motion for certiorari requesting the Washington Supreme Court to hear an appeal of the case. A response is expected in November or December 2002.

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

In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. The Company intends to seek monetary damages and an injunction against Hyperion licensing certain of its products. The trial date is set for March 2003.

In June 2001, the Company filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. Additionally, Lawson is a reseller of software provided by Hyperion. On December 3, 2001, the Company signed a settlement agreement with Lawson in which it granted to Lawson a license to its patented technology and Lawson would pay a license fee of $450,000, over time. At June 3, 2002, all license fees have been fully paid under the settlement agreement.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Leases

The Company has entered into noncancelable operating lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under these leases as of March 31, 2001:

Fiscal Year ending March 31,
               2003                                  $398,737
               2004                                   393,683
               2005                                    48,290
               2006                                     5,704
                                                     --------

               Total minimum lease payments          $846,414
                                                     ========

Rent expense amounted to $547,331 and $261,969 for the years ended March 31, 2002 and 2001, respectively.

12. STOCKHOLDERS' EQUITY:

Stock Options and Warrants

The Company has two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 247,875 shares are available for grant as of March 31, 2002. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. As of March 31, 2002, no further option grants are available under the Old Plan. At March 31, 2002, the Company had granted options to purchase 600,129 shares of common stock, including those described in the following paragraphs which are not part of these option plans. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

In February 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2002.

In November 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2002.

In January 2001, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2002.

Options outstanding as of each period are as follows:

                                                     Weighted
                                                     Average
                                        Number of    Exercise
                                         Options      Price
                                        ---------    --------

Balance, March 31, 2000                  616,814     $   1.46
   Granted                               102,500         1.94
   Exercised                             (40,572)         .28
   Canceled                              (18,900)        1.98
                                        --------     --------

Balance, March 31, 2001                  659,842     $   1.53
   Granted                                 7,500         1.00
   Canceled                              (67,213)        1.07
                                        --------     --------

Balance, March 31, 2002                  600,129     $   1.59
                                        ========     ========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been equal to the pro forma amounts indicated below:

                                                      2002             2001
                                                 -------------    -------------

Net loss - as reported                            $(2,286,932)     $(1,885,632)
Net loss - pro forma                               (2,380,226)      (1,973,435)

Basic net loss per share - as
  reported                                              $(.57)           $(.48)

Diluted net loss per share - pro
  forma                                                 $(.59)           $(.51)

The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2002 and 2001: zero dividend yield; expected volatility of 98%; risk-free interest rates of 4.00% and 6.00%, respectively; and expected lives of five years. The weighted-average grant date fair value of options granted during fiscal 2002 and 2001, was $0.75 and $1.49, respectively.

In September 1998 and March 1999, the Company issued warrants to purchase 21,000 and 21,000 shares of common stock, respectively, with an exercise price of $1.00 per share, to outside consultants in exchange for services rendered. These warrants have a term of 5 years.

Information relating to stock options outstanding and stock options exercisable at March 31, 2002 is as follows:

                                        Options Outstanding             Options Exercisable
                                  --------------------------------      -------------------
                                             Weighted
                                             Average      Weighted                  Weighted
                                  Number    Remaining      Average      Number      Average
                                    of       Life in      Exercise        of        Exercise
    Range of Exercise Prices      Shares      Years         Price       Shares       Price
    ------------------------      ------    ---------     --------      ------      --------
$1.00-$2.88..................... 532,104       8.3         $1.33        332,812      $1.23
$3.57-$6.75.....................  68,025       4.1          3.70         69,150       3.69
                                 -------       ---         -----        -------      -----
Totals                           600,129       7.8         $1.59        401,962      $1.65
                                 =======       ===         =====        =======      =====

At March 31, 2002 and 2001, options to purchase 401,962 and 385,992, respectively, were exercisable at weighted average exercise prices of $1.65 and $1.67 per share, respectively.

13. RELATED PARTY TRANSACTIONS:

The Company's transactions with related parties are as follows:

In December 2001, two of the Company's officers, Frederick Dean and Michael Evans, each received a performance-based award of 6,250 shares of Timeline common stock. Mr. Dean and Mr. Evans each earned a second performance based aware of 6,250 shares of Timeline common stock in March 2002, which were issued in April 2002.

In March 2002, two of the Company's officers, Michael Evans and Craig Perkins, each borrowed funds from the Company ($6,881.00 and $6,881.35, respectively). These funds were used to purchase Timeline common stock from a third party shareholder. The loans were granted as part of the officers' compensation package, and will be forgiven in full provided Mr. Evans and Mr. Perkins are employed by the Company at March 22, 2003. The Company is accounting for the stock purchase on a variable basis over the one-year term of the note.

In May 2001, three of the Company's directors loaned the Company a total of $172,580 to fund operations. These loans bore interest at 12% per annum. Principal and interest of $2,290 under these loans was paid in full in July 2001.

14. SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. During 2002, the Timeline segment includes intersegment revenues which totaled $364,994, and are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the year ended March 31, 2002.

                                  Timeline     Analyst Financials      Total
                                  --------     ------------------      -----

Revenues, net of intersegment    $3,457,555        $1,366,988        $4,824,543
Operating loss                     (888,111)         (845,681)       (1,730,792)
Depreciation and amortization       245,000           420,678           665,678
Long lived assets                   835,817           496,251         1,332,068
Total asset                       1,583,751           813,092         2,396,843

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective as of May 28, 2002, the Company changed its independent auditors from Arthur Andersen LLP to KPMG LLP. The change in independent auditors was made prior to commencing the audit on the Company's financial statements for the fiscal year ended March 31, 2002. This change in accountants was approved by the Company's Board of Directors, upon the recommendation of the Audit Committee. The Company filed a report with the SEC on Form 8-K on June 3, 2002 reporting the change in accountants.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

  Exhibit
  Number                                 Description
--------------   ---------------------------------------------------------------

  3.1 (1)        Articles of Incorporation, as amended and in effect
  3.2 (1)        Bylaws
  4.1 (1)        Specimen Common Stock Certificate
 10.1.A (1)      Amended and Restated 1993 Stock Option Plan
 10.1.B (1)      Form of Employee Stock Option Agreement
 10.2 (1)        1994 Stock Option Plan
 10.3 (1)        Directors' Nonqualified Stock Option Plan
 10.4 (2)        Employee Stock Ownership Plan
 10.5 (1)        Common Stock Purchase Warrants issued in consideration of
                 loans or loan guarantees:
 10.5A (1)          Warrant issued July 31, 1994 to Frederick W. Dean
 10.5B (1)          Warrant issued July 31, 1994 to Charles R. Osenbaugh
 10.5C (1)          Warrant issued July 31, 1994 to John W. Calahan
 10.6 (1)        Form of Indemnification Agreement with directors and officers
 10.7 (1)        Form of Employee (Confidentiality) Agreement
 10.8 (1)        Form of License Agreement for Computer Application Software
                 (client/server)
 10.9 (1)        Form of License Agreement for Computer Application Software
                 (VAX-based)
 10.10 (1)       Form of Basic Service for Software Agreement
 10.11 (7)       Form of Distributorship Agreement
 10.12 (1)       Solution Provider Agreement with Microsoft Corporation dated
                 September 23, 1994
 10.13A (4)      Lease Agreement dated September 8, 1995, as amended, with
                 G&W Investment Partners
 10.13B (5)      Amendment to Lease Agreement dated March 20, 1999, with G&W
                 Investment Partners
 10.13C (6)      Amendment to Lease Agreement dated March 10, 2000 with MONY
                 Life Insurance Company
 10.14 (3)       Form of Consulting Partners Agreement
 10.19 (7)       Form of WorkWise Reseller Marketing Agreement
 21.1 (7)        Subsidiaries of Timeline, Inc
 23.1            Consent of Independent Public Accountants

----------
1 Incorporated herein by reference from Item 27 of Company's Registration Statement on Form SB-2 filed on October 18, 1994.
2 Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed on March 11, 1996.
3 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1995.
4 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1997.
5 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1999.
6 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 2000.
7 Incorporated herein by reference from Item 27 of the Company's Registration Statement on Form SB-2 filed on June 15, 2001.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Timeline, Inc.


                                      By: /s/ Charles R. Osenbaugh
                                          -------------------------------
                                          Charles R. Osenbaugh, President

                                      Dated:  June 27, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                     Capacities                   Date
          ---------                     ----------                   ----

                                         Director
   /s/ Charles R. Osenbaugh             President                June 27, 2002
-------------------------------  Chief Executive Officer
     Charles R. Osenbaugh        Chief Financial Officer
                                      and Treasurer



                                         Director
    /s/ Frederick W. Dean        Executive Vice President        June 27, 2002
-------------------------------
      Frederick W. Dean


    /s/ Donald K. Babcock                Director                June 27, 2002
-------------------------------
      Donald K. Babcock


     /s/ Kent L. Johnson                 Director                June 27, 2002
-------------------------------
       Kent L. Johnson


       /s/ Terry Harvey                  Director                June 27, 2002
-------------------------------
         Terry Harvey


    /s/ Robert B. Wallace                Director                June 27, 2002
-------------------------------
      Robert B. Wallace