Form 10-Q
period 2002-06-30
TIMELINE INC
filed 2002-08-14
CIK 909736

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

For the Quarterly Period Ended June 30, 2002      Commission File Number 1-13524

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              Outstanding at
            Class                                             July 30, 2002
Common Stock, $.01 Par Value                                    4,165,998

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      As of             As of
                                                                     June 30,          March 31,
                                                                       2002              2002
                                                                   -----------       -----------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    37,485       $    82,956
  Marketable securities - available for sale                           100,465           203,130
  Accounts receivable, net of allowance for doubtful
    accounts of $4,680 and $61,827                                     523,630           636,201
  Prepaid expenses and other                                           134,951           142,492
                                                                   -----------       -----------
            Total current assets                                       796,531         1,064,779

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $785,597 and $772,873                                108,190           120,464

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $486,604 and $435,755                                157,188           208,037

CAPITALIZED PATENTS, net of accumulated
  amortization of $29,162 and $26,056                                  194,418           187,375

INTANGIBLE ASSETS, net of accumulated
  amortization of $923,884 and $872,678                                600,554           781,760

GOODWILL, net of accumulated
  amortization of $123,938 and $48,105                                  70,183            34,432
                                                                   -----------       -----------

            Total assets                                           $ 1,927,064       $ 2,396,847
                                                                   ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $   439,899       $   474,133
  Accrued expenses                                                     452,689           469,758
  Deferred revenues                                                    533,842           569,825
                                                                   -----------       -----------
            Total current liabilities                                1,426,430         1,513,716
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    4,165,998 and 4,153,498 shares issued and outstanding               41,660            41,535
  Additional paid-in capital                                        10,456,304        10,448,488
  Accumulated other comprehensive income (loss)                        (72,765)           17,107
  Accumulated deficit                                               (9,924,565)       (9,623,999)
                                                                   -----------       -----------
            Total stockholders' equity                                 500,634           883,131
                                                                   -----------       -----------

            Total liabilities and stockholders' equity             $ 1,927,064       $ 2,396,847
                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                       2002             2001
                                                    ----------       ----------
REVENUES:
  Software license                                  $  271,321       $  250,202
  Other licenses                                        25,000        1,100,000
  Software development                                      --            3,090
  Maintenance                                          270,699          225,034
  Consulting and other                                 346,624          154,505
                                                    ----------       ----------

    Total revenues                                     913,644        1,732,831
                                                    ----------       ----------

COST OF REVENUES:                                      179,036          242,696
                                                    ----------       ----------

  Gross profit                                         734,608        1,490,135
                                                    ----------       ----------

OPERATING EXPENSES:
  Sales and marketing                                  183,410          361,756
  Research and development                             207,140          481,197
  General and administrative                           500,495          659,333
  Depreciation                                          12,511           14,000
  Amortization of intangibles and goodwill             130,142          142,294
                                                    ----------       ----------

    Total operating expenses                         1,033,698        1,658,580
                                                    ----------       ----------

    Loss from operations                              (299,090)        (168,445)
                                                    ----------       ----------

OTHER INCOME (EXPENSE):                                 16,940          (12,402)
                                                    ----------       ----------

    Loss before income taxes                          (282,150)        (180,847)
                                                    ----------       ----------

Income tax expense                                     (18,416)              --
                                                    ----------       ----------

    Net loss                                        $ (300,566)      $ (180,847)
                                                    ==========       ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $    (0.07)      $    (0.04)

SHARES USED IN CALCULATION OF NET
LOSS PER SHARE                                       4,125,029        4,040,998
                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                            2002         2001
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash (used in) provided by operating activities   $(84,784)    $187,014
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            --       (9,361)
  Investment in capitalized software and patents           (10,149)          --
  Proceeds from sale of short-term investments              46,861           --
                                                          --------     --------
    Net cash provided by (used in) investing activities     36,712       (9,361)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                               --       50,361
                                                          --------     --------
    Net cash provided by financing activities                   --       50,361
                                                          --------     --------

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                 2,601       (3,770)

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (45,471)     224,244

CASH AND CASH EQUIVALENTS, beginning of period              82,956           --
                                                          --------     --------

CASH AND CASH EQUIVALENTS, end of period                  $ 37,485     $224,244
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest                                  $  3,674     $ 10,817

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

1. The Company

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2002, the Company had a net working capital deficit of approximately $630,000 and had an accumulated deficit of approximately $9,925,000 with total stockholders' equity of approximately $501,000. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, may not provide adequate resources to fund operations through March 31, 2003. See "Liquidity and Capital Resources" below. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

There can be no assurance that any of these alternatives will be successful. If the Company is unable to obtain sufficient cash when needed to fund its operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations.

The Company's inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein in conformity with accounting principles generally accepted in the United States of America. Results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2002, as previously reported in the Company's 10-KSB.

3. Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Reclassifications have been made to the fiscal 2002 amounts to conform to the fiscal 2003 presentation.

4. Marketable Securities

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. There are no restrictions on the sale of these securities.

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive income (loss) on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. As of June 30, 2002 and March 31, 2002, the Company owned 150,800 and 203,100 shares of Sagent common stock, respectively, which had a fair market value of $100,465 and $203,100, respectively. During the first quarter of fiscal 2003, the Company sold 52,300 shares resulting in realized losses of approximately $6,000.

The Company periodically reviews the carrying value of its available for sale securities to determine if the decline in the fair value of the securities is other than temporary. Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the investees' financial condition and overall industry health. In performing its review in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of the Sagent shares through March 31, 2002 was other than temporary. As a result, the Company recognized a loss on the impairment of available for sale securities of $279,262 in the fourth quarter. This established a new accounting basis in the securities. The Company determined that the decline in the fair value of the securities from the new accounting basis in the first quarter of fiscal

2003 was temporary. Accordingly, this decline has been reflected as an unrealized loss and reported as a component of accumulated other comprehensive loss as of June 30, 2002.

As of August 9, 2002, the market value of the Sagent stock declined to $0.20 per share from $0.66 per share on June 28, 2002.

5. Revenue Recognition

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

For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is shipped to customers.

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

6. Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2002 and 2001 were as follows:

                                                            2002         2001
                                                         ---------    ---------

      Foreign currency translation                       $ (40,108)   $  (3,770)
      Unrealized loss on available for sale securities     (49,764)    (126,165)
      Net loss                                            (300,566)    (180,847)
                                                         ---------    ---------

      Total comprehensive loss                           $(390,438)   $(310,782)
                                                         =========    =========

7. Net Loss per Common Share

Basic net loss per share is the net loss divided by the weighted average number of shares outstanding during the year less, for the three months ended June 30, 2002, 39,321 issued and outstanding restricted shares of common stock that are subject to repurchase. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 672,129 and 694,092 for the three month periods ended June 30, 2002 and 2001, respectively.

8. Intangible Assets and Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144).

The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations have been completed since July 1, 2001. The Company adopted the provisions of SFAS 142 on April 1, 2002.

SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of Fiscal 2003. Any impairment loss will be measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

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

Upon adoption of SFAS 142 on April 1, 2002, the Company reclassified a workforce-in-place intangible asset with an unamortized balance of $54,167 to goodwill. As a result of the reclassification of the workforce-in-place intangible asset to goodwill and the corresponding reduction in the related deferred tax liability, the Company's valuation allowance for deferred tax assets was increased resulting in income tax expense of $18,416. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment loss to record.

As required by SFAS 142, the Company has ceased amortization of goodwill effective April 1, 2002.

Net loss and net loss per share for the three months ended June 30, 2001 and for the years ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization are as follows:

                                          Three Months      Year Ended        Year Ended
                                             Ended           March 31,         March 31,
                                         June 30, 2001         2002              2001
                                         -------------     -----------       -----------
Net loss:
  Reported net loss                        $(180,847)      $(2,286,932)      $(1,885,632)
  Goodwill amortization                       17,711            70,879            53,059
                                           ---------       -----------       -----------
    Adjusted net loss                      $(163,136)      $(2,216,053)      $(1,832,573)
                                           =========       ===========       ===========

Basic and diluted net loss per share:
  Reported basic and diluted
  net loss per share                       $   (0.04)      $     (0.57)      $     (0.48)
  Goodwill amortization                           --              0.02              0.01
                                           ---------       -----------       -----------
    Adjusted basic and diluted
    net loss per share                     $   (0.04)      $     (0.55)      $     (0.47)
                                           =========       ===========       ===========

Expected future amortization expense related to identifiable intangible assets is as follows:

July 1, 2002 to March 31, 2003              $406,692
Year ending March 31, 2004                   193,862
                                            --------

Total                                       $600,554
                                            ========

9. Impairment of Long-lived Assets

On April 1, 2002, the FASB issued the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not currently believe that any of its long-lived assets are impaired. However, as discussed in the following Management's Discussion and Analysis or Plan of Operations under Critical Accounting Policies - Impairment of Long-lived Assets, Goodwill and Other Intangibles, upon conclusion of the Company's initial impairment review, the Company may record an impairment charge.

10. Litigation

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

In June 2001, the Company filed a complaint against Lawson Software Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. Additionally, Lawson is a reseller of software provided by Hyperion. On December 3, 2001, the Company signed a settlement agreement with Lawson in which it granted to Lawson a license to its patented technology and Lawson would pay a license fee of $450,000, over time. As of June 3, 2002, all license fees have been fully paid under the settlement agreement.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

11. Segment Information

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2002. During the first quarter of fiscal year 2003 and fiscal year 2002, the Timeline segment includes intersegment revenues and the Analyst Financials segment includes intersegment expenses that totaled $141,805 and $66,289, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the quarter ended June 30, 2002 and June 30, 2001.

Quarter Ended June 30, 2002:
                                                     Analyst
                                    Timeline        Financials          Total
                                    --------        ----------          -----

Revenues, net of intersegment      $  562,015       $  351,629       $  913,644
Operating income (loss),
   net of intersegment               (303,825)           4,735         (299,090)
Depreciation and amortization          61,308           81,345          142,653
Long lived assets                     733,808          396,725        1,130,533
Total assets                        1,244,981          682,083        1,927,064

Quarter Ended June 30, 2001:
                                                     Analyst
                                    Timeline        Financials          Total
                                    --------        ----------          -----

Revenues, net of intersegment       1,480,237          252,594       $1,732,831
Operating income (loss),
   net of intersegment                 50,997         (219,442)        (168,445)
Depreciation and Amortization          63,871           92,423          156,294
Long lived assets                   1,157,736          793,379        1,951,115
Total assets                        2,658,605        1,025,327        3,683,932

Item 2. Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect the our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "could," "will," "expect," "project," "plan," and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in the our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and
Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-KSB for the year ended March 31, 2002. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.*

Revenue Recognition

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

Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, Company-specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

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

Allowance for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.*

Capitalized Patents

We capitalize the costs to obtain patents on our technology. Such costs are amortized over the life of the patent. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.* Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Capitalized Internally Developed Software

We capitalize internally-developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the projects useful lives using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight line method. Useful lives are based on management's estimates of the period that the assets will generate revenue. Material differences may result in the amount and timing of our amortization expense for any period if management made different judgments or utilized different estimates.*

Valuation of Acquired Businesses and Assets

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

Impairment of Long-lived Assets, Goodwill and Other Intangibles

Property and equipment, goodwill, identifiable intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* On April 1, 2002, we began to assess the impairment of goodwill in accordance with the provisions of SFAS 142 and other assets in accordance with the provisions of SFAS 144.* We may record an impairment charge upon completion of the initial impairment review.* Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.*

Impairment of Investments

As part of the process of preparing our consolidated financial statements, we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred. The factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary include the time period and extent for which the quoted market price is less than the accounting basis, the investees' financial condition and overall industry health.

ADOPTION OF NEW ACCOUNTING STANDARDS

During the three months ended June 30, 2002, we adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long lived assets; and discontinued operations. There was no cumulative transition adjustment recorded upon the adoption of any of these accounting standards and the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization as discussed below. The following is a brief summary of the accounting standards adopted during the three months ended June 30, 2002:

Business Combinations

On July 1, 2001, we adopted certain provisions of SFAS 141, although no business combinations have been consummated since June 30, 2001. We adopted the remaining provisions of SFAS 141 effective April 1, 2002. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, workforce-in-place must be recognized and reported in goodwill.

Goodwill and Intangible Assets

We adopted the provisions of SFAS 142 effective April 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption on April 1, 2002. If the non-amortization provisions of SFAS 142 had been effective in fiscal year 2002, net loss and basic and diluted net loss per share for the three months ended June 30, 2001, would have been a loss of $163,136 and $0.04 per share, respectively.

Impairment of Long-Lived Assets and Discontinued Operations

On April 1, 2002, we adopted SFAS 144. SFAS 144 supersedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was no cumulative transition adjustment required upon adoption and we do not have any long-lived assets that we consider to be impaired. However, upon conclusion of our initial impairment review, we may have an impairment charge.*

RESULTS OF OPERATIONS

Revenues

                                   Three Months Ended June 30,
                                        2002          2001         Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                        271            250            8%
Other licenses                           25          1,100          (98%)
Software development                      0              3          N/A
Maintenance                             271            225           20%
Consulting                              347            155          124%
                                   ---------------------------
Total Revenues                          914          1,733          (47%)
--------------------------------------------------------------------------------

For the quarter ended June 30, 2002, our total operating revenues were $914,000 compared to $1,733,000 for June 30, 2001, representing a decrease of approximately 47%. However, if "Other licenses", consisting entirely of patent licenses in each period, are excluded, revenue rose by 40%. These increases were driven by software licenses, maintenance, and consulting revenue. The largest increase was in consulting and reflects the increased emphasis we have placed on services in an attempt to counter concerns about weakening demand for licenses in the U.S. due to a weak economy.

The quarter-to-quarter other licenses revenue decreased by 98% for fiscal 2003 over fiscal 2002. This reflects the fact that in the quarter ended June 30, 2001 (fiscal 2002) a substantial one-time patent license fee was recorded. Conversely, we only received a relatively small patent license fee in the first quarter of fiscal 2003. While we are vigorously pursuing additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing of any such licenses.* In addition, we are currently in litigation regarding our patents, the ultimate outcome of which could adversely affect our ability to enter into additional patent licenses.*

Despite the small increase in software license revenue between these comparable quarters, during fiscal 2003, we have witnessed significant diminution of license revenue by several key distribution partners in the United States, presumably based upon the general decline in economic conditions. Higher license revenue in Europe has more than offset this decrease.

Maintenance revenue increased 20% to $271,000 for the first quarter of fiscal 2003 as compared to $225,000 for the first quarter of fiscal 2002. The increase in maintenance revenue is primarily due to increased maintenance fees from new customers who have installed and are using our software. Future fiscal 2003 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

Software development revenue decreased to $0 for the first quarter of fiscal 2003 as compared to $3,000 for the first quarter of fiscal 2002. Development revenues are not material to overall revenue and we do not anticipate that development revenue will contribute significantly to our revenue during the rest of fiscal 2003.* We currently do not have any substantial contracts in place for fee-based software development. We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

Gross Profit

                               Three Months Ended June 30,
                                    2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                        735           1,490          (51%)
Percentage of revenues               80%             86%
--------------------------------------------------------------------------------

Our gross profit for the first quarter of fiscal 2003 was dramatically less than in the comparable period in fiscal 2002 primarily due to a one-time patent license fee recorded in fiscal 2002. Patent licenses also result in unusually high gross profits as a percentage of revenue. Without this one-time license fee, our gross profit for the first quarter of fiscal 2003 would have been 62% of revenue, representing an 82% increase from the first quarter of fiscal 2003. The increase in gross profit, after excluding one-time patent license fees, was primarily attributable to increased consulting, maintenance and software license revenues and lower cost of revenues. The increase in gross profit as a percentage of revenues, after excluding the one-time patent license fee, was primarily attributable to higher margins on our maintenance and consulting contracts resulting from decreased labor costs in providing these services.

Sales and Marketing Expense

                               Three Months Ended June 30,
                                    2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing                 183            362           (49%)
Percentage of revenues               20%            21%
--------------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts decreased by 49% between the three months ended June 30, 2002 and June 30, 2001, primarily due to a substantial decrease in the number of sales and marketing personnel. Sales and marketing expenses are expected to continue to be less in fiscal 2003 compared to fiscal 2002 as the decrease in personnel occurred gradually throughout fiscal 2002.* This decrease in personnel is a direct reflection of disappointing license revenue throughout fiscal 2002 which, we believe, is reflective of a weak economy in the U.S., particularly after September 11, 2001. Software licenses appear to be particularly hard hit. Sales and marketing expenses quarter-to-quarter in fiscal 2003 are expected to remain relatively stable.*

Sales and marketing expenses as a percentage of revenues decreased slightly in the first quarter of fiscal 2003 over the same period in fiscal 2002 primarily due to a reduction in sales and marketing personnel. Sales and marketing expenses as a percentage of revenue may vary widely based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

                               Three Months Ended June 30,
                                    2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Research and development            207            481           (57%)
Percentage of revenues               23%            28%
--------------------------------------------------------------------------------

Research and development expenses decreased during the quarter ended June 30, 2002 in actual dollar amounts by 57% over the period ended June 30, 2001. This decrease is primarily attributable to a decrease in the number of research and development personnel due to the consolidation of resources after the acquisition of WorkWise and Analyst Financials, as well as reduced headcount from our efforts to cut costs. We expect future quarters to reflect a decrease in research and development expenses due to additional staff reductions.*

Research and development expenses during the quarters ended June 30, 2002 and June 30, 2001 were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2003 fiscal year.*

General and Administrative Expense

                               Three Months Ended June 30,
                                    2002          2001          Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

General and administrative          500            659           (24%)
Percentage of revenues               55%            38%
--------------------------------------------------------------------------------

General and administrative expenses decreased by 24% between the comparable three-month periods ended June 30, 2002 and 2001. This decrease from period to period is due in part to the impact of our consolidation of functions between Europe and the United States and reductions of head count in line with cost cutting efforts. Additionally, general and administrative costs are greatly impacted from period to period by attorney's fees and costs associated with various litigation matters relevant to the patents. During the June 30, 2002 quarter, litigation activity was substantially less than in the quarter ended June 30, 2001 which resulted in less fees and costs. However, general and administrative expenses as a percentage of revenues for the first quarter of fiscal 2003 were significantly higher due to the fact that revenue from patent licenses in the June 30, 2001 quarter was much greater than the June 30, 2002 quarter.

Except for attorneys' fees and expert witness fees associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2003 at levels similar to those experienced in the first fiscal quarter of 2003.* Due to the uncertainties associated with patent litigation and negotiations, it is difficult to estimate the level of litigation expenses on an ongoing basis. However, in light of the scheduled trial of Timeline vs. Hyperion in March of 2003, we anticipate litigation expenses and fees will be higher in the remaining quarters of fiscal 2003 than those experienced in the June 30th quarter.*

Depreciation and Amortization

Depreciation expense was relatively stable having decreased in the quarter ended June 30, 2002 by 7% to $13,000 from $14,000 in the quarter ended June 30, 2001. Additionally, amortization of intangible assets due primarily to the acquisition of Analyst Financials and WorkWise decreased by 8% from $142,000 to $130,000 between comparable quarters. Similar amounts will continue to be amortized in future quarters of fiscal 2003. We adopted SFAS 142 on April 1, 2002 and accordingly we ceased amortization of goodwill.

Other Income (Expense)

Other income increased to $17,000 in the first fiscal quarter of 2003 versus a net expense in the first quarter of fiscal 2002 of approximately $12,000. The increase includes the affect of a lesser amount of realized losses in the first quarter of fiscal 2003 on the sale of securities resulting in realized losses of $6,000 as compared to approximately $24,000 in realized losses on the sale of securities for the comparable period of fiscal 2002. Lower interest costs and increased benefits from foreign currency conversions also contributed to the improvement between the comparable periods.

Income Tax

We recorded income tax expense of approximately $18,000 in the first quarter of fiscal 2003, which results from the reclassification of our workforce-in-place intangible asset to goodwill upon adoption of SFAS 142 on April 1, 2002. As a result of the reclassification, we reduced the deferred tax liability related to the acquired identifiable intangibles with a corresponding decrease in goodwill. Due to the reduction in the deferred tax liability, the valuation allowance for deferred tax assets was increased resulting in income tax expense of approximately $18,000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2002, we had a net working capital deficit of $630,000 ($96,000 when excluding deferred revenue). In addition, our cash and cash equivalent and marketable securities balances as of June 30, 2002 stood at approximately $138,000 compared to approximately $286,000 as of March 31, 2002. Total obligations, excluding deferred income items, totaled approximately $874,000 as of June 30, 2002 as compared to approximately $944,000 as of March 31, 2002. These balances include available for sale securities as of June 30, 2002 of approximately $100,000 compared to approximately $203,000 as of March 31, 2002.

The decrease in the total amount of our cash and cash equivalent and short-term investment balances, as well as the decrease in marketable securities are attributable to the operating losses during the first quarter of fiscal 2003 and the continued decline in value of the Sagent stock. Furthermore, as of August 9, 2002, the market value of Sagent stock was $0.20 per share, a decrease of $0.44 per share from June 30, 2002. Net cash consumed by operating activities was $85,000 in the quarter ended June 30, 2002. In order to cover this shortfall and an additional $10,000 of capitalized costs related to pending new patents, we sold approximately $47,000 of our marketable securities.

During fiscal 2003, we expect to generate cash from increased consulting and maintenance revenues and to a lesser extent software license revenues and possibly additional licenses of our patented technology.* We expect that our primary uses of cash will be salaries and other expenses associated with General and Administrative, Research and Development, and Sales and Marketing activities.* We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not substantially increase quarter-to-quarter during fiscal 2003. By taking this cautious approach combined with our current cash and cash equivalent balances and our ability to sell marketable securities, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2003.* However, there can be no assurance that we will obtain sufficient cash to fund operations through fiscal 2003. Additionally, our auditors added an explanatory paragraph to their opinion on our 2002 financial statements stating that there was substantial doubt about our ability to continue as a going concern. **

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the success and revenue growth of our products, reductions in the size or volume of consulting or maintenance contracts with existing clients and potential clients, our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, our ability to manage growth, our ability to integrate our products with those of our third-party distributors and licensees, our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel, the outcome of the litigation involving Microsoft Corporation and Hyperion Solutions, Incorporated, the outcome and costs of pursuing patent litigation against third parties, the availability of additional financing or capital resources, the volume and timing of systems sales and licenses, changes in the level of operating expenses, and general economic conditions in the software industry. All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

                          PART II. - OTHER INFORMATION

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

Item 2.     Changes in Securities and Use of Proceeds

In December 2001, two of our officers, Frederick W. Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock. Mr. Dean and Mr. Evans each earned a second performance-based award of 6,250 shares of Timeline common stock in March 2002, which were issued in April 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K was filed on June 3, 2002, reporting Item 4 information relating to the change in our independent audit firm from Arthur Andersen LLP to KPMG LLP, effective May 28, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Timeline, Inc.
                                          (Registrant)


Date: August 12, 2002                     By:    /s/ Charles R. Osenbaugh
                                                 -----------------------------
                                          Charles R. Osenbaugh
                                          President/Chief Financial Officer


                                          Signed on behalf of registrant and as
                                          principal financial officer.