Form 10QSB
period 2002-09-30
TIMELINE INC
filed 2002-11-14
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2002

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

                                                             Outstanding at
         Class                                              October 31, 2002
Common Stock, $.01 Par Value                                   4,165,998

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   As of            As of
                                                                September 30,     March 31,
                        ASSETS                                      2002             2002
                                                                ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $     52,747     $     82,956
  Marketable securities - available for sale                          27,026          203,130
  Accounts receivable, net of allowance for doubtful
    accounts of $3,549 and $61,827                                   988,227          636,201
  Prepaid expenses and other                                          98,389          142,492
                                                                ------------     ------------
                  Total current assets                             1,166,389        1,064,779

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $798,203 and $772,873                               95,704          120,464

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $318,237 and $435,755                              130,172          208,037

CAPITALIZED PATENTS, net of accumulated
  amortization of $32,482 and $26,056                                206,524          187,375

INTANGIBLE ASSETS, net of accumulated
  amortization of $1,048,212 and $872,678                            476,226          781,760

GOODWILL, net of accumulated
  amortization of $123,938 and $48,105                                70,183           34,432

OTHER ASSETS                                                             112               --
                                                                ------------     ------------

                  Total assets                                  $  2,145,310     $  2,396,847
                                                                ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $    235,665     $    474,133
  Accrued expenses                                                   378,980          469,758
  Deferred revenues                                                  511,883          569,825
                                                                ------------     ------------
                  Total current liabilities                        1,126,528        1,513,716
                                                                ------------     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 4,165,998 and 4,153,498 shares issued
    and outstanding                                                   41,660           41,535
  Additional paid-in capital                                      10,459,745       10,448,488
  Accumulated other comprehensive income (loss)                      (34,018)          17,107
  Accumulated deficit                                             (9,448,605)      (9,623,999)
                                                                ------------     ------------
                  Total stockholders' equity                       1,018,782          883,131
                                                                ------------     ------------

                  Total liabilities and stockholders' equity    $  2,145,310     $  2,396,847
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                             ---------------------------     ---------------------------
                                                 2002            2001            2002            2001
                                             -----------     -----------     -----------     -----------
REVENUES:
  Software license                           $   258,294     $   515,148     $   529,615     $   765,350
  Other licenses                               1,049,000              --       1,074,000       1,100,000
  Software development                                --              --              --           3,090
  Maintenance                                    273,030         206,111         543,729         431,145
  Consulting and other                           275,783         168,522         622,407         323,027
                                             -----------     -----------     -----------     -----------
    Total revenues                             1,856,107         889,781       2,769,751       2,622,612

COST OF REVENUES:                                156,057         226,484         335,093         469,181
                                             -----------     -----------     -----------     -----------
  Gross profit                                 1,700,050         663,297       2,434,658       2,153,431

OPERATING EXPENSE:
  Sales and marketing                            155,332         339,224         338,742         700,980
  Research and development                       207,176         347,702         414,316         828,899
  General and administrative                     613,106         529,670       1,113,601       1,188,503
  Depreciation                                    12,542          13,146          25,053          27,644
  Amortization:  intangibles and goodwill        127,648         140,248         257,790         282,543
                                             -----------     -----------     -----------     -----------
    Total operating expenses                   1,115,804       1,369,990       2,149,502       3,028,569
                                             -----------     -----------     -----------     -----------
    Income/(loss) from operations                584,246        (706,693)        285,156        (875,138)
                                             -----------     -----------     -----------     -----------

OTHER (EXPENSE) INCOME:

  Loss on sale of securities                    (123,204)       (124,762)       (129,244)       (148,580)
  Interest income (expense) and
   other                                          14,918          (3,701)         37,898           7,714
                                             -----------     -----------     -----------     -----------
    Total other expense                         (108,286)       (128,463)        (91,346)       (140,866)
                                             -----------     -----------     -----------     -----------
    Income (loss) before income taxes            475,960        (835,156)        193,810      (1,016,004)
  Provision for income tax                            --              --          18,416              --
                                             ===========     ===========     ===========     ===========
    Net income (loss)                        $   475,960     $  (835,156)    $   175,394     $(1,016,004)
                                             ===========     ===========     ===========     ===========

Basic net earnings (loss) per
  common share                                     $0.12          $(0.21)          $0.04          $(0.25)
                                             ===========     ===========     ===========     ===========
Diluted net earnings (loss) per
  common and common equivalent
  share                                            $0.11          $(0.21)          $0.04          $(0.25)
                                             ===========     ===========     ===========     ===========
Shares used in calculation of basic
  earnings (loss) per share                    4,126,677       4,040,998       4,125,857       4,040,998
                                             ===========     ===========     ===========     ===========
Shares used in calculation of
  diluted earnings (loss) per share            4,165,998       4,040,998       4,165,178       4,040,998
                                             ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                           2002          2001
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                 $ (55,150)    $(344,157)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           --       (10,924)
  Capitalized software development costs                  (25,575)      (21,086)
  Proceeds from sale of short-term investments             46,861       444,057
                                                        ---------     ---------
    Net cash provided by investing activities              21,286       412,047
                                                        ---------     ---------

EFFECT OF FOREIGN EXCHANGE RATE                             3,655       (25,041)

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (30,209)       42,849

CASH AND CASH EQUIVALENTS, beginning of period             82,956            --
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $  52,747     $  42,849
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest during year                    $  11,335     $   4,243

Non-cash transactions:
  Unrealized loss on available for sale securities             --        (3,655)

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2002, the Company had net working capital of approximately $40,000 and had an accumulated deficit of approximately $9,449,000 with total stockholders' equity of approximately $1,019,000. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, will provide adequate resources to fund operations through March 31, 2003. See "Liquidity and Capital Resources" below. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein in conformity with accounting principles generally accepted in the United States of America. Results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2002, as previously reported in the Company's Form 10-KSB.

3. Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Reclassifications have been made to the fiscal 2002 amounts to conform to the fiscal 2003 presentation.

4. Marketable Securities

In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement. There are currently no restrictions on the sale of these securities.

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive income (loss) on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. As of September 30, 2002 and March 31, 2002, the Company owned 150,800 and 203,100 shares of Sagent common stock, respectively, which had a fair market value of $27,026 and $203,130, respectively. During the first quarter of fiscal 2003, the Company sold 52,300 shares resulting in realized losses of approximately $6,000.

The Company periodically reviews the carrying value of its available for sale securities to determine if the decline in the fair value of the securities is other than temporary. Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the issuing company's financial condition and overall industry health. In performing its review in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of the Sagent shares through March 31, 2002 was other than temporary. As a result, the Company recognized a loss on the impairment of available for sale securities of $279,262 in the fourth quarter. This established a new accounting basis in the securities. The Company has subsequently determined that further declines in the fair value of the securities from such new accounting basis in the second quarter of fiscal 2003 are most likely not going to be temporary.

Accordingly, the Company has recorded a realized loss of an additional $123,204 in the second fiscal quarter and established another new accounting basis in the securities.

As of November 12, 2002, the market value of the Sagent stock had increased to $0.22 per share from $0.18 per share on September 30, 2002.

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

6. Net Income/(Loss) per Common Share

Basic net income/(loss) per share is the net income or loss divided by the weighted average number of shares outstanding during the year less, for the three and six months ended September 30, 2002, 39,321 issued and outstanding restricted shares of common stock that are subject to repurchase. Diluted net income/(loss) per share is calculated as the net income or loss divided by the sum of the weighted average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is anti-dilutive for all periods presented. The issued and outstanding restricted shares of common stock are dilutive for periods presented where net income was achieved. Therefore, options and warrants have been excluded from the calculation of diluted net income/(loss) per share for all periods presented and restricted shares of common stock have been included in the calculation of net income per share.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net income/(loss) per share because they are antidilutive totaled 648,167 and 678,642 for the three month periods ended September 30, 2002 and 2001, respectively.

7. Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and six months ended September 30, 2002 and 2001 were as follows:

                                Three months ended                  Six months ended
                                ------------------                  ----------------
                        Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
                        --------------    --------------    --------------    --------------
Foreign currency
  translation             $   (11,017)      $   (21,271)      $   (51,125)      $   (25,041)
Unrealized loss on
  available for sale
  securities                       --          (129,820)               --            (3,655)
Net income/(loss)         $   475,960       $  (835,156)      $   175,394       $(1,016,004)
                          -----------       -----------       -----------       -----------

Total comprehensive
  income/(loss)           $   464,943       $  (986,247)      $   124,369       $(1,044,700)
                          ===========       ===========       ===========       ===========

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

SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of Fiscal 2003. Any impairment loss will be measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of April 1, 2002. To accomplish this the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than March 31, 2003.

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

Net loss and net loss per share for the six months ended September 30, 2001 and for the years ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization are as follows:

                                  Three Months
                                      Ended       Six Months Ended     Year Ended         Year Ended
                                   September 30,    September 30,       March 31,         March 31,
                                      2001              2001              2002               2001
                                   -----------       -----------       -----------       -----------
Net loss:
  Reported net loss                $  (835,156)      $(1,016,004)      $  (2,286,932)     $  (1,885,632)
  Goodwill amortization                  6,886            13,773              70,879             53,059
                                   -----------       -----------       -------------      -------------
    Adjusted net loss              $  (828,270)      $(1,002,231)      $  (2,216,053)     $  (1,832,573)
                                   ===========       ===========       =============      =============

Basic and diluted net loss
  per share:
 Reported basic and
  diluted net loss per share            $(0.21)           $(0.25)             $(0.57)            $(0.48)
 Goodwill amortization                      --                --                0.02               0.01
                                   -----------       -----------       -------------      -------------
   Adjusted basic and
   diluted net loss per share           $(0.21)           $(0.25)             $(0.55)            $(0.47)
                                   ===========       ===========       =============      =============

Expected future amortization expense related to identifiable intangible assets is as follows:

October 1, 2002 to March 31, 2003                                 $248,656
Year ending March 31, 2004                                         227,570
                                                                  --------

Total                                                             $476,226
                                                                  ========

9. Impairment of Long-lived Assets

On April 1, 2002, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which supersedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not currently believe that any of its long-lived assets are impaired.

10. Litigation

In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which it granted to Hyperion a license to its patented technology and Hyperion agreed to pay a license fee of $1,050,000 over a period of 4 months. This amount was recognized as other licenses revenue in the quarter ended September 30, 2002. As of September 30, 2002, Hyperion paid $550,000 and the Company had $500,000 in accounts receivable due from Hyperion. During October 2002, Hyperion paid an additional $250,000 of the license fee and the remaining $250,000 is due on or before January 1, 2003.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

11. Segment Information

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2002. During the second quarter of fiscal year 2003 and fiscal year 2002, the Timeline segment includes intersegment revenues and the Analyst Financials segment includes intersegment expenses that totaled $105,486 and $91,983, respectively. During the six months ended September 30, 2002 and 2001, the Timeline segment includes intersegment revenues and the Analyst Financials segment includes intersegment expenses that totaled $247,291 and $158,272, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the three and six months ended September 30, 2002 and September 30, 2001.

                                        Three Months Ended 9/30/02                            Six Months Ended 9/30/02
                                        --------------------------                            ------------------------
                                                 Analyst                                               Analyst
                               Timeline         Financials          Total           Timeline          Financials          Total
                               --------         ----------          -----           --------          ----------          -----
Revenues,
    net of intersegment      $ 1,527,019       $   329,088       $ 1,856,107       $ 2,089,035       $   680,716       $ 2,769,751
Operating income,
    net of intersegment          508,371            75,875           584,246           123,713           161,443           285,156
Depreciation and
    amortization                  61,524            78,666           140,190           122,832           160,011           282,843
Long lived assets                730,876           247,933           978,809           730,876           247,933           978,809
Total assets                   1,658,523           486,787         2,145,310         1,658,523           486,787         2,145,310

                                        Three Months Ended 9/30/01                            Six Months Ended 9/30/01
                                        --------------------------                            ------------------------
                                                 Analyst                                               Analyst
                               Timeline         Financials          Total           Timeline          Financials          Total
                               --------         ----------          -----           --------          ----------          -----
Revenues,
    net of intersegment      $   556,152       $   333,629       $   889,781       $ 2,036,389       $   586,223       $ 2,622,612
Operating (loss),
    net of intersegment         (481,027)         (225,666)         (706,693)         (430,030)         (445,108)         (875,138)
Depreciation and
    amortization                  59,156            94,238           153,394           123,027           186,661           309,688
Long lived assets              1,044,828           694,522         1,739,350         1,044,828           694,522         1,739,350
Total assets                   1,865,239           914,028         2,779,447         1,865,239           914,028         2,779,447

Item 2. Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used herein, the words "anticipate," "believe," "predict," "intend," "may," "could," "should", "will," "expect," and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and
Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2002. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.*

Revenue Recognition

See Note 5 "Revenue Recognition" to the Company's Condensed Consolidated Financial Statements in this Report for a detailed discussion of our revenue recognition policies.

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

We capitalize the costs to obtain patents on our technology. Such costs are amortized over the life of the patent. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Capitalized Internally Developed Software

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

Impairment of Long-lived Assets, Goodwill and Other Intangibles

Property and equipment, goodwill, identifiable intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* On April 1, 2002, we began to assess the impairment of goodwill in accordance with the provisions of SFAS 142 and other assets in accordance with the provisions of SFAS 144. We may record an impairment charge upon completion of the initial impairment review.* Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.*

Impairment of Investments

As part of the process of preparing our consolidated financial statements, we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred. The factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary include the time period and extent for which the quoted market price is less than the accounting basis, the issuing company's financial condition and overall industry health.

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

Goodwill and Intangible Assets

We adopted the provisions of SFAS 142 effective April 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption on April 1, 2002. If the non-amortization provisions of SFAS 142 had been effective in fiscal year 2002, net loss and basic and diluted net loss per share for the six months ended September 30, 2001, would have been a loss of $1,002,231 and $0.25 per share, respectively.

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

Revenues

                                     Three Months Ended                     Six Months Ended
                                       September 30,                          September 30,
                                      2002        2001       Change         2002        2001       Change
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Software license                     $  258      $  515         (50%)      $  530      $  765         (31%)
Other license                         1,049           0         N/A         1,074       1,100          (2%)
Maintenance                             273         206          33%          544         431          26%
Consulting and other                    276         169          63%          622         323          93%
Software development                      0           0         N/A             0           3         N/A
                                     ------------------                    ------------------
Revenues                             $1,856      $  890         109%       $2,770      $2,622           6%
-------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2002, our total operating revenues were $1,856,000 compared to $890,000 for the quarter ended September 30, 2001, representing an increase of approximately 109%. However, if "Other licenses", consisting entirely of patent license revenue, are excluded, total revenues for the comparable quarters decreased by 9%, primarily due to decreased software license revenue, partially offset by increased maintenance and consulting revenue. For the six months ended September 30, 2002, our total operating revenues were $2,770,000 compared to $2,622,000 for the same period a year ago, a slight increase of 6%, again representing a decrease in software license revenue, offset by increased maintenance and consulting revenue.

The increase in consulting reflects the increased emphasis we have placed on services in an attempt to counter concerns about weakening demand for software licenses in the U.S. due to a weak economy. As our European operation is gradually shifting its emphasis to OEM and Value Added Resellers and away from direct sales, we expect there to be downward pressure on consulting revenue.* This shift in approach is consistent with the direction set by Timeline and is indicative of Analyst Financials adopting its parent's approach to the market. Third party distributors, particularly Value Added Resellers, typically provide consulting services directly to the end users. As a result, we anticipate that our consultants will tend to be deployed in training or advisory capacities, which have a lower proportionate billable time to actual time expended ratio than pure consultancy services.* Furthermore, in the U.S. market, we experienced an unusually high demand for consulting in the first fiscal quarter of 2003. We do not expect that the level of consulting accomplished in that quarter can or will be maintained as neither our current staffing level nor the anticipated demands of the market will likely support such results.* We expect the level of consulting revenue for the remaining two quarters of fiscal 2003 to decrease slightly from the three month level experienced in the second fiscal quarter and consulting revenues for the second half of fiscal 2003 to decrease more significantly from the first half experience.*

Other license revenue, consisting of patent license fees, for the second quarter of fiscal 2003 was $1,049,000 compared to no patent license revenue for the second fiscal quarter in the prior year. On a comparative six-month basis, patent license fees were $1,074,000 for fiscal 2003 compared to $1,100,000 for fiscal 2002, representing a 2% decrease. While we intend to continue to pursue additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.* In addition, we are currently in litigation with Microsoft on enforcing the limitations Microsoft agreed to in the patent license it negotiated with Timeline in June 1999. The ultimate outcome of this litigation may have a significant impact on the strategy we will deploy in pursuing additional patent licenses and, alternatively, could adversely affect our ability to enter into additional patent licenses.*

The decrease in software license revenue in the second quarter to $258,000 and six-month period to $530,000 for fiscal 2003 from the comparable periods of fiscal 2002 of $515,000 and $765,000, respectively, reflects a significant diminution of license revenue generated by several key distribution partners in the United States. European license fees received through our wholly-owned subsidiary, Analyst Financials, are also weaker in both the three- and six-month periods of fiscal 2003, but not by as wide a margin as in the U.S. We believe this decline is due to several factors, including the general decline in economic conditions, one of our key distribution partners, Infinium Software, Inc., offering of a competitive product during fiscal 2002, and our reduced sales and marketing staff in both markets.

Maintenance revenue increased 33% to $273,000 for the second quarter of fiscal 2003 as compared to $206,000 for the second quarter of fiscal 2002 and increased 26% to $544,000 for the first six months of fiscal 2003 compared to $431,000 for the first six months of fiscal 2002. The increase in maintenance revenue is primarily due to increased maintenance fees from new customers who have installed and are using our software. Future fiscal 2003 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

Software development revenue is not material in either the three or six months' results for either fiscal 2003 or 2002, and we do not anticipate that development revenue will contribute significantly to our revenue during the rest of fiscal 2003.* We currently do not have any significant contracts in place for fee-based software development. We do not consider software development for fees to be a line of business that should be pursued except in exceptional situations.

Gross Profit

                                             Three Months Ended                     Six Months Ended
                                                September 30,                         September 30,
                                             2002         2001        Change        2002         2001        Change
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                                $1,700       $  663          156%      $2,435       $2,153           13%
Percentage of revenues                          92%          74%                       88%          82%
-------------------------------------------------------------------------------------------------------------------

Our gross profit for the second quarter of fiscal 2003 was dramatically greater than in the comparable period in fiscal 2002 primarily due to a one-time patent license fee recorded in the second quarter fiscal 2003. Patent licenses also result in relatively high gross profits as a percentage of revenue. For this reason, the six-month periods of fiscal 2003 and fiscal 2002 are more directly comparable as they contain a comparable mix of differing types of income, including equivalent patent license revenue. On that basis, gross profit and margins both increased in fiscal 2003. This is, we believe, a direct result of the cost cutting measures that have been instituted in all areas of the Company's operations as between the two fiscal years.

Sales and Marketing Expense

                                             Three Months Ended                     Six Months Ended
                                                September 30,                         September 30,
                                             2002         2001        Change        2002         2001        Change
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                         $155         $339         (54%)          $339           $701        (52%)
Percentage of revenues                         8%          38%                         12%            27%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

Sales and marketing expenses in actual dollar amounts decreased by 54% between the three months and 52% between the six months ended September 30, 2002 and September 30, 2001, primarily due to a substantial decrease in the number of sales and marketing personnel. Sales and marketing expenses are expected to continue to be lower in fiscal 2003 compared to fiscal 2002 as the decrease in personnel occurred gradually throughout fiscal 2002 and the first six months of fiscal 2003.* Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2003 are expected to remain relatively stable.*

Sales and marketing expenses as a percentage of revenues decreased significantly in both the quarterly and six-month periods of fiscal 2003 over the same periods in fiscal 2002. As noted above in Gross Profit, the six-month numbers provide the best direct comparisons as they have a similar mix between patent and software license revenues. The significant decrease for the six-month periods is primarily due to the reduction in the number of sales and marketing personnel. Sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

                                             Three Months Ended                     Six Months Ended
                                                September 30,                         September 30,
                                             2002         2001        Change        2002         2001        Change
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Research & development                     $207          $348         (41%)         $414           $829        (50%)
Percentage of revenues                       11%           39%                        15%            32%
-------------------------------------------------------------------------------------------------------------------

Research and development expenses decreased during the quarter ended September 30, 2002 in actual dollar amounts by 41% over the quarter ended September 30, 2001, and decreased by 50% for the comparative six-month periods. These decreases are primarily attributable to a decrease in the number of research and development personnel due to the consolidation of resources after the acquisition of WorkWise and Analyst Financials in fiscal 2001, as well as reduced headcount from our efforts to cut costs. We expect future quarters to reflect a decrease in research and development expenses due to additional staff reductions made in the past year.*

Research and development expenses during all periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2003 fiscal year.*

General and Administrative Expense

                                             Three Months Ended                     Six Months Ended
                                                September 30,                         September 30,
                                             2002         2001        Change        2002         2001        Change
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
General & administrative                   $613          $530          16%        $1,114         $1,189        (6%)
Percentage of revenues                       33%           60%                        40%            45%
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses increased by 16% between the comparable three-month periods ended September 30, 2002 and 2001. This increase from period to period is due in large part to the payment of a partial contingency fee in the quarter ended September 30, 2002 on settlement of the patent litigation with Hyperion. In the comparable six-month periods, general and administrative expenses were 6% less in the first half of fiscal 2003 compared with the same period in fiscal 2002. The expenses for fiscal 2003 represent similar costs with regard to patent litigation, but reflect reduced salaries instituted in the fourth quarter of fiscal 2002 to mirror the concerns related to lower new license revenue and the weak software market in general.

Except for attorneys' fees and expert witness fees associated with ongoing and anticipated patent licensing and enforcement actions, we expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2003 unless the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary. Due to the uncertainties associated with patent litigation and negotiations, such as certain costs which are paid as incurred, it is difficult to estimate the level of litigation expenses on an ongoing basis.**

Depreciation and Amortization

Depreciation expense was relatively stable having decreased in the quarter ended September 30, 2002 by 5% to $12,500 from $13,100 in the quarter ended September 30, 2001. Additionally, amortization of intangible assets due primarily to the acquisition of Analyst Financials and WorkWise in fiscal 2001 decreased by 9% from $140,000 in the second quarter of fiscal 2002 to $128,000 in the second quarter of fiscal 2003. Similar amounts will continue to be amortized in future quarters of fiscal 2003. We adopted SFAS 142 on April 1, 2002 and accordingly we ceased amortization of goodwill. (See Note 7 to Notes to Condensed Consolidated Financial Statements in this Report).

Other Income (Expense)

Other income increased to $15,000 in the second fiscal quarter of 2003 versus a net expense in the second quarter of fiscal 2002 of approximately $4,000. The increase includes the effect of recovery of a previously written-off bad debt in fiscal 2003. Lower interest costs and increased benefits from foreign currency conversions also contributed to the improvement between the comparable periods.

Losses on the sale or write-down of securities were comparable between the quarters ended September 30, 2002 and 2001 at $123,000 and $125,000, respectively. Comparable periods on a six-month basis showed a loss of $129,000 in fiscal 2003 versus a loss of $149,000 in fiscal 2002.

Income Tax

No income tax expense was recorded in either quarter of the first six months of fiscal 2002 or the second quarter of fiscal 2003. Approximately $18,000 of income tax expense was recorded in the first quarter of fiscal 2003. That accrual was from the results of the reclassification of our workforce-in-place intangible asset to goodwill upon adoption of SFAS 142 on April 1, 2002. (See
Note 7 to Notes to Condensed Consolidated Financial Statements in this Report). As a result of the reclassification, we reduced the deferred tax liability related to the acquired identifiable intangibles with a corresponding decrease in goodwill. Due to the reduction in the deferred tax liability, the valuation allowance for deferred tax assets was increased resulting in income tax expense of approximately $18,000. Otherwise, all income or loss is offset by appropriate adjustments to the valuation allowance of the Company's net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2002, we had net working capital of $40,000 ($552,000 when excluding deferred revenue). In addition, our cash and cash equivalent and marketable securities balances as of September 30, 2002 stood at approximately $80,000 compared to approximately $286,000 as of March 31, 2002. Total obligations, excluding deferred income items, totaled approximately $615,000 as of September 30, 2002 as compared to approximately $944,000 as of March 31, 2002. These balances include available for sale securities as of September 30, 2002 of approximately $27,000 compared to approximately $203,000 as of March 31, 2002.

The decrease in the total amount of our cash and cash equivalent and short-term investment balances, are attributable to an increase in accounts receivable during the first six months of fiscal 2003 and the continued decline in value of stock in Sagent Technology, Inc. which we received as partial payment of a patent license. (As of October 22, 2002, the market value of Sagent stock was $0.24 per share, an increase of $0.06 per share from September 30, 2002). Net cash consumed by operating activities was $55,000 in the six-month period ended September 30, 2002.

During fiscal 2003, we expect to generate cash from increased consulting and maintenance revenues and to a lesser extent software license revenues and possibly additional licenses of our patented technology.* On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which we granted to Hyperion a license to our patented technology and Hyperion agreed to pay a license fee of $1,050,000 over a period of 4 months. As of September 30, 2002, Hyperion paid $550,000 and we had $500,000 in accounts receivable due from Hyperion. During October 2002, Hyperion paid an additional $250,000 of the license fee and the remaining $250,000 is due on or before January 1, 2003. We expect that our primary uses of cash will be salaries and other expenses associated with General and Administrative, Research and Development, and Sales and Marketing activities.* We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2003.* By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through fiscal 2003.* Additionally, our auditors added an explanatory paragraph to their opinion on our 2002 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful. Accordingly, we need to contemplate other alternatives to enable the Company to fund continuing operations including, but not limited to, engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint ventures or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to the Company. If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity." We are in the process of evaluating the financial statement impact of adoption of SFAS No. 146.

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

     o    the success and revenue growth of our products,
     o reductions in the size or volume of consulting or maintenance contracts with existing clients and potential clients,
     o our ability to continue to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products,
     o    our ability to manage growth,
     o our ability to integrate our products with those of our third-party distributors and licensees,
     o our ability to hire qualified sales and marketing personnel and to generate revenue from such sales and marketing personnel,
     o    the outcome of the litigation involving Microsoft Corporation,
     o the outcome and costs of pursuing patent litigation against third parties,
     o    the availability of additional financing or capital resources,
     o    the volume and timing of systems sales and licenses,
     o    changes in the level of operating expenses, and
     o    general economic conditions in the software industry.

All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3 Controls and Procedure

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. However, in response to the Sarbanes-Oxley Act of 2002, we are currently undertaking a comprehensive review of our disclosure procedures and internal controls and expect to make modifications and enhancements to these controls and procedures.*

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which we granted to Hyperion a license to our patented technology and Hyperion will pay a license fee of $1,050,000 over a period of 4 months. As of September 30, 2002, Hyperion paid $550,000 and we had $500,000 in accounts receivable due from Hyperion. During October 2002, Hyperion paid an additional $250,000 of the license fee and the remaining $250,000 is due on or before January 1, 2003.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on September 5, 2002, two director nominees were duly elected on the following vote for three-year terms expiring at the 2005 annual meeting of shareholders:

                                   Affirmative Votes         Votes Withheld
                                   -----------------         --------------

     Charles R. Osenbaugh              2,858,931                  1,711
     Robert B. Wallace                 2,858,931                  1,711

Directors Donald K. Babcock and Kent L. Johnson continued in office as directors for terms expiring at the 2003 annual meeting of shareholders, and Directors Frederick W. Dean and Terry Harvey continued in office as directors for terms expiring at the 2004 annual meeting of shareholders.

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

                                        Timeline, Inc.
                                        (Registrant)

Date:  November 14, 2002                By: /s/ Charles R. Osenbaugh
                                           -------------------------------------
                                           Charles R. Osenbaugh
                                           President/Chief Financial Officer

                                           Signed on behalf of registrant and
                                           as principal financial officer.

                                  CERTIFICATION

I, Charles R. Osenbaugh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Timeline, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Charles R. Osenbaugh
                                        ----------------------------------------
                                        Charles R. Osenbaugh
                                        President, CEO and CFO