Form 10QSB
period 2002-12-31
TIMELINE INC
filed 2003-02-14
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                   Commission File Number  1-13524
December 31, 2002

                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)

          Washington                                             91-1590734
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

                                                                Outstanding at
            Class                                              January 30, 2003
Common Stock, $.01 Par Value                                      4,165,998

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  As of           As of
                                                               December 31,      March 31,
                     ASSETS                                        2002            2002
                     ------                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $    120,212    $     82,956
  Marketable securities                                              45,122         203,130
  Accounts receivable, net of allowance for doubtful
    accounts of $17,026 and $61,827                                 640,627         636,201
  Prepaid expenses and other                                         57,406         142,492
                                                               ------------    ------------
                  Total current assets                              863,367       1,064,779

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $807,648 and $772,873                             106,352         120,464

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $364,176 and $435,755                              84,233         208,037

CAPITALIZED PATENTS, net of accumulated
  amortization of $35,876 and $26,056                               208,515         187,375

INTANGIBLE ASSETS, net of accumulated
  amortization of $1,172,540 and $872,678                           351,898         781,760

GOODWILL, net of accumulated
  amortization of $123,938 and $48,105                               70,183          34,432

OTHER ASSETS                                                            759            --
                                                               ------------    ------------
                  Total assets                                 $  1,685,307    $  2,396,847
                                                               ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                             $     82,102    $    474,133
  Accrued expenses                                                  325,156         469,758
  Deferred revenues                                                 527,206         569,825
                                                               ------------    ------------
                  Total current liabilities                         934,464       1,513,716
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 4,165,998 and 4,153,498 shares issued
    and outstanding                                                  41,660          41,535
  Additional paid-in capital                                     10,463,186      10,448,488
  Accumulated other comprehensive (loss) income                     (33,220)         17,107
  Accumulated deficit                                            (9,720,783)     (9,623,999)
                                                               ------------    ------------
                  Total stockholders' equity                        750,843         883,131
                                                               ------------    ------------
                  Total liabilities and stockholders' equity   $  1,685,307    $  2,396,847
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    December 31,                  December 31,
                                            --------------------------    --------------------------
                                                2002           2001           2002           2001
                                            -----------    -----------    -----------    -----------
REVENUES:
  Software license                          $   241,590    $   434,265    $   771,205    $ 1,199,615
  Patent license                                   --          450,000      1,074,000      1,550,000
  Maintenance                                   285,258        247,304        828,987        678,449
  Consulting and other                          193,870        274,096        816,277        600,213
                                            -----------    -----------    -----------    -----------
      Total revenues                            720,718      1,405,665      3,490,469      4,028,277

COST OF REVENUES:
  Software license                               45,939         53,649        123,804        168,075
  Patent license                                  3,394          2,748          9,820          8,069
  Maintenance, consulting and
   other                                        114,176        134,075        371,404        488,829
                                            -----------    -----------    -----------    -----------
    Total cost of revenues                      163,509        190,472        505,028        664,973
                                            -----------    -----------    -----------    -----------
      Gross profit                              557,209      1,215,193      2,985,441      3,363,304

OPERATING EXPENSE:
  Sales and marketing                           156,705        303,842        495,447      1,004,822
  Research and development                      175,855        263,446        590,171      1,092,345
  General and administrative                    350,906        417,699      1,163,793      1,412,949
  Patents                                        25,350        168,837        326,064        362,591
  Depreciation                                    9,329         13,951         34,382         41,097
  Amortization:  intangibles and goodwill       124,331        140,251        375,695        417,472
                                            -----------    -----------    -----------    -----------
    Total operating expenses                    842,476      1,308,026      2,985,552      4,331,275
                                            -----------    -----------    -----------    -----------
    Loss from operations                       (285,267)       (92,833)          (111)      (967,972)
                                            -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:

  Loss on sale and impairment of
   securities                                      --         (149,797)      (129,244)      (298,377)
  Interest income and
   other                                         13,089         22,593         50,987         30,308
                                            -----------    -----------    -----------    -----------
    Total other income (expense)                 13,089       (127,204)       (78,257)      (268,069)
                                            -----------    -----------    -----------    -----------
    Loss before income taxes                   (272,178)      (220,037)       (78,368)    (1,236,041)
  Provision for income tax                         --             --           18,416           --
                                            ===========    ===========    ===========    ===========
    Net loss                                $  (272,178)   $  (220,037)   $   (96,784)   $(1,236,041)
                                            ===========    ===========    ===========    ===========

Basic and diluted net loss per
  common share                              $     (0.07)   $     (0.05)   $     (0.02)   $     (0.31)
                                            ===========    ===========    ===========    ===========
Shares used in calculation of basic
and diluted net loss per share                4,126,677      4,040,998      4,126,132      4,040,998
                                            ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                             2002        2001
                                                          ---------   ---------
CASH FLOWS FROM  OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities     $  37,850   $(569,674)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (19,911)    (10,924)
  Capitalized software development costs                    (30,960)    (21,086)
  Proceeds from sale of short-term investments               46,861     691,467
                                                          ---------   ---------
    Net cash (used in) provided by investing activities      (4,010)    659,457
                                                          ---------   ---------

EFFECT OF FOREIGN EXCHANGE RATE                               3,416     (22,539)

NET CHANGE IN CASH AND CASH EQUIVALENTS                      37,256      67,244

CASH AND CASH EQUIVALENTS, beginning of period               82,956        --
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                  $ 120,212   $  67,244
                                                          =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest during year                      $  12,242   $  30,710

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2002, the Company had negative net working capital of approximately $71,000 and had an accumulated deficit of approximately $9,721,000 with total stockholders' equity of approximately $751,000. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. Our auditors added an explanatory paragraph to their opinion on our 2002 financial statements stating that there was substantial doubt about our ability to continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, will provide adequate resources to fund operations through March 31, 2003. See "Liquidity and Capital Resources" below. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
     o raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
     o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
     o loans from management or employees, salary deferrals or other cost cutting mechanisms.

None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms. There can be no assurance that any of these alternatives will be successful. If the Company is unable to obtain sufficient cash when needed to fund its operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations.

The Company's inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America. Results of operations for the nine-month period ended December 31, 2002 are not necessarily indicative of future financial results.

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

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive income (loss) on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. As of December 31, 2002 and March 31, 2002, the Company owned 150,800 and 203,100 shares of Sagent common stock, respectively, which had a fair market value of $45,122 and $203,130, respectively.

The Company periodically reviews the carrying value of its available for sale securities to determine if declines in the fair value of securities are other than temporary. Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the issuing company's financial condition and overall industry health. In performing its review in the fourth quarter of fiscal 2002, the Company determined that the decline in the fair value of the Sagent shares through March 31, 2002 was other than temporary. As a result, the Company recognized a loss on the impairment of available for sale securities of $279,262 in the fourth quarter a year ago. This established a new accounting basis in the securities. The Company subsequently determined that further declines in the fair value of the securities from such new accounting basis in the second quarter of fiscal 2003 were other than temporary. Accordingly, the

Company recorded a loss on the impairment of the available for sale securities of an additional $123,204 in the second fiscal quarter and established another new accounting basis in the securities.

During the third quarter, the Company recognized an unrealized gain of $18,096, as the price of Sagent stock increased to $0.30 per share. As of February 10, 2003, the market value of the Sagent stock had decreased to $0.18 per share from $0.30 per share on December 31, 2002.

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

For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is shipped to customers and a license key is issued.

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

In all other cases, the Company recognizes revenue when delivery to the end user has occurred and the amount due from the reseller is fixed and determinable. Most resellers are required to contact Timeline directly to request Timeline provide a "key" to the reseller's customer that allows the software to operate. In those situations, Timeline invoices the reseller at the time the key is released to the customer indicating the software has been loaded on a unique customer machine. Some resellers have the right to distribute keys to their own customers, in which case the reseller distributes a copy of the software and then provides a "key" to the end user. The reseller is contractually required to have a binding license or purchase order in place with the end user before the end user is allowed to physically load the Timeline software on a unique machine. These distributors report to Timeline on a monthly or quarterly basis the number and dollar amount of licenses they have distributed in the prior period; i.e. the `keys' utilized. Based upon that report, Timeline then invoices the reseller. Timeline records revenue at the time of invoice for the period covered. There are no return rights offered to either the reseller or the end user.

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

With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin 101.

6.   Loss per Common Share

Basic and diluted loss per share is the net loss divided by the weighted average number of shares outstanding during the period. The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 644,804 and 661,442 for the three-month periods ended December 31, 2002 and 2001, respectively.

7.   Comprehensive Loss

Comprehensive loss for the three and nine months ended December 31, 2002 and 2001 were as follows:

                               Three months ended              Nine months ended
                          -----------------------------   -----------------------------
                          Dec. 31, 2002   Dec. 31, 2001   Dec. 31, 2002   Dec. 31, 2001
                          -------------   -------------   -------------   -------------
Foreign currency
  translation              $   (17,298)    $     1,600     $   (68,423)    $   (23,441)
Change in unrealized
  gain on available for
  sale securities               18,096         108,762          18,096         112,417
Net loss                   $  (272,178)    $  (220,037)    $   (96,784)    $(1,236,041)
                           -----------     -----------     -----------     -----------

Total comprehensive
  loss                     $  (271,380)    $  (109,675)    $  (147,111)    $(1,147,065)
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

SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of fiscal 2003. Any impairment loss would have been measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of April 1, 2002. To accomplish this the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was required to be completed as soon as possible, but no later than March 31, 2003. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment loss to record.

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

As required by SFAS 142, the Company has ceased amortization of goodwill effective as of April 1, 2002.

Net loss and net loss per share for the three and nine months ended December 31, 2001 and for the years ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization are as follows:

                                 Three Months   Nine Months
                                    Ended          Ended        Year Ended     Year Ended
                                 December 31,   December 31,     March 31,      March 31,
                                     2001           2001           2002           2001
                                 -----------    -----------    -----------    -----------
Net loss:
  Reported net loss              $  (220,037)   $(1,236,041)   $(2,286,932)   $(1,885,632)
  Goodwill amortization               17,712         53,136         70,879         53,059
                                 -----------    -----------    -----------    -----------
    Adjusted net loss            $  (202,325)   $(1,182,905)   $(2,216,053)   $(1,832,573)
                                 ===========    ===========    ===========    ===========

Basic and diluted net loss
per share:
  Reported basic and
    diluted net loss per share   $     (0.05)   $     (0.31)   $     (0.57)   $     (0.48)
  Goodwill amortization                 --             0.02           0.02           0.01
                                 -----------    -----------    -----------    -----------
    Adjusted basic and
    diluted net loss per share   $     (0.05)   $     (0.29)   $     (0.55)   $     (0.47)
                                 -----------    -----------    -----------    -----------
Basic and diluted weighted
average number of shares           4,040,998      4,040,998      4,040,998      3,900,400
                                 ===========    ===========    ===========    ===========

Gross carrying amount:           December 31, 2002   March 31, 2002
----------------------           -----------------   --------------
Goodwill                             $  194,121         $   82,537
Acquired technology                   1,204,438          1,204,438
Customer/distributor contracts          320,000            320,000
Skilled workforce                          --              130,000
                                     ----------         ----------

Total                                $1,718,559         $1,736,975
                                     ==========         ==========

Accumulated Amortization:
-------------------------
Goodwill                             $  123,938         $   48,105
Acquired technology                     932,061            633,609
Customer/distributor contracts          240,479            163,236
Skilled workforce                          --               75,833
                                     ----------         ----------

Total                                $1,296,478         $  920,783
                                     ==========         ==========

Net book value                       $  422,081         $  816,192
                                     ==========         ==========

Each class of assets has a weighted average amortization period of three years.

Amortization of intangible assets was $124,331 and $140,251 in the quarters ended December 31, 2002 and December 31, 2001, respectively, and $375,695 and $417,472 in the nine months ended December 31, 2002 and December 31, 2001, respectively.

Expected future amortization expense related to identifiable intangible assets is as follows:

January 1, 2003 to March 31, 2003              $129,745
Year ending March 31, 2004                      222,153
                                               --------

Total                                          $351,898
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

10.  Litigation

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company's favor. In December 2002, the Washington Supreme Court denied Microsoft's motion to hear an appeal of the case. Microsoft has filed a motion asking the Court to reform the contract. A hearing was held January 31, 2003. No decision has been rendered by the Court as of February 14, 2003.

In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which it granted to Hyperion a license to its patented technology and Hyperion agreed to pay a license fee of $1,050,000 over a period of 4 months. The total amount was recognized as other licenses revenue in the quarter ended September 30, 2002 and is reflected in Patent license revenue for the nine-month period ended December 31, 2002. As of December 31, 2002, Hyperion paid $800,000 and the Company had $250,000 in accounts receivable due from Hyperion. During January 2003, Hyperion made the final license fee payment of $250,000.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

11.  Segment Information

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses and patent licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2002. During the third quarters of fiscal year 2003 and fiscal year 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $92,619 and $92,288, respectively. During the nine months ended December 31, 2002 and 2001, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $339,910 and $250,559, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the three and nine months ended December 31, 2002 and December 31, 2001.

                               Three Months Ended 12/31/02               Nine Months Ended 12/31/02
                               ---------------------------               --------------------------
                                          Analyst                                  Analyst
                            Timeline    Financials      Total       Timeline     Financials       Total
                            --------    ----------      -----       --------     ----------       -----
Revenues,
  net of intersegment      $  379,739    $340,979    $  720,718    $2,468,774    $1,021,695    $3,490,469
Operating (loss) income,
  net of intersegment        (340,138)     54,871      (285,267)     (342,414)     (342,303)         (111)
Depreciation and
  amortization                 54,987      78,673       133,660       171,393       238,684       410,077
Long lived assets             581,674     240,266       821,940       581,674       240,266       821,940
Total assets                1,207,550     477,757     1,685,307     1,207,550       477,757     1,685,307

                               Three Months Ended 12/31/01              Nine Months Ended 12/31/01
                               ---------------------------              --------------------------
                                          Analyst                                 Analyst
                            Timeline    Financials      Total       Timeline    Financials       Total
                            --------    ----------      -----       --------    ----------       -----
Revenues,
  net of intersegment      $1,050,353    $355,312    $1,405,665    $3,086,744    $ 941,533    $4,028,277
Operating loss,
  net of intersegment          (8,768)    (84,065)      (92,833)     (530,780)    (437,192)     (967,392)
Depreciation and
  amortization                 59,651      94,551       154,202       176,858      281,711       458,569
Long lived assets             933,448     595,278     1,528,726       933,448      595,278     1,528,726
Total assets                1,939,814     894,081     2,833,895     1,939,814      894,081     2,833,895

Item 2.  Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2002, under the respective caption "Other Factors that May Affect Operating Results." When used in this Report, the words "anticipate," "believe," "predict," "intend," "may," "could," "should," "will," "expect," "future," "continue," "estimate," "judgment" and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

Critical Accounting Policies

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant or critical to the Company. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2002.

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. There can be no assurance that actual results will not differ from those estimates.* Material differences could result in the amount and timing of our results reported on our financial statements for any period if management made different judgments or utilized different estimates.* Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report, including under the caption "Other Factors that May Affect Operating Results." We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Revenue Recognition

See Note 5 "Revenue Recognition" to the Company's Condensed Consolidated Financial Statements in this Report for a detailed discussion of our revenue recognition policies. In applying our revenue recognition policies to patent licenses, we make certain judgments as to when payment terms (beyond standard 30 days terms) create a doubt about whether the license price is fixed and determinable. In all cases, we have determined that extended payment terms did not create doubt about the license price being fixed and determinable. For example, with regard to the patent license entered into with Hyperion in August 2002, the terms of that license provided for a license fee of $1,050,000 payable over a period of 4 months. We determined at that time, considering, among other things, Hyperion's credit worthiness and the relative short term of payment, that the extended payment terms did not create doubt about the license fee being fixed and determinable, and we recognized the entire $1,050,000 in the second quarter of fiscal 2003. Had we made a different determination, our aggregate revenue recognized to date would have decreased by $250,000 through the third quarter of fiscal 2003 and the revenues from the license with Hyperion would have been deferred and recognized only as and when the payments were paid and collected.

We recognize revenue from resellers in the period during which they deliver the product to an end user under an end user purchase order of license agreement. We do not require, nor do our resellers carry, inventory. We do not allow resellers the right to return product.

Consulting revenue is billed and recognized after the service is provided. We do not customize or modify our software products. Any programming fees earned are for stand-alone applications which are billed and revenue is recognized upon completion. Programming fees were not material in any period of fiscal 2002 or 2003.

Allowance for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to accrue a bad debt reserve equal to 1% of any balance less than 60 days since invoice and an additional 5% on any balance over 60 days from invoice. Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibles or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure.* Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.*

Intangible Assets

See Note 8 "Intangible Assets and Goodwill" to the Company's Condensed Consolidated Financial Statements in this Report for a detailed discussion of our accounting policies regarding intangible assets. We carry on our balance sheet a number of intangible assets, which are subject to amortization or periodic review for potential impairment charges in accordance with the provisions of SFAS 144. The amount of any amortization or impairment adjustment(s) are expensed and reflected as such in our Consolidated Statements of Operations and result in a reduction of the net assets reflected on our Consolidate Balance Sheet.

All intangible assets, other than Patents and Goodwill, are amortized over a useful life of 36 calendar months. These assets are capitalized internally developed software, acquired software, and acquired other intangibles.

For any product or intangible asset, this estimate of a 36-month useful life is based on our judgment that a period of 36 months reflects a reasonable estimate of the life over which that product or other intangible will either be commercially viable or be of significant use in developing and licensing products and generating revenue. This estimate of useful life of 36 months would be reduced if we determined it no longer reflects a reasonable estimate of the life due to a determination that either the products and other intangibles were no longer commercially viable or that the products and other intangibles were not of significant use in developing and licensing products and generating revenue.* This estimated life is based in large part on our estimates of future cash flows and revenues from those products and intangibles. Specifically, the value and life of any such asset is reflective of our judgment that the asset will generate sufficient cash flow from licensing or cost savings to justify its current and decreasing value at any point in time. Material differences may result in the amount and timing of our amortization expense for any period if management made different judgments or utilized different estimates.* During our history, we have forecasted sales of our products based on such factors as product history, assessment of actual and anticipated needs of customers, distributors and resellers, and known backlog. As we introduce new products to the marketplace and our competitors issue new products, there is a possibility that our sales forecasting may not accurately reflect our actual product sales.* In such event if our 36 month useful life estimate were incorrect, we would reduce the estimated useful life, which would result in writing off our intangible assets balances over a shorter economic life.*

Our balance of unamortized capitalized internally developed software at December 31, 2002 is $84,233. Our balance of unamortized acquired software and other intangibles at December 31, 2002 is $351,898. All such assets were acquired in calendar year 2000 from the acquisitions of Analyst Financials Limited and WorkWise Software, Inc.

We also capitalize the costs to obtain patents on our technology. Such costs are amortized over the estimated life of the patent. As a general rule, all patents are valid for 20 years from the date of the original patent application. In the last four years, we have generated approximately $10,252,000 from patent licensing and an additional $2,065,000 for a combination of patent and source code licensing to third parties. For purposes of capitalizing our patent costs, we have estimated that our patents will generate sufficient cash flow over the entire 20-year life of the patents in sufficient amount to justify their current valuations.* We believe that we have opportunities to generate additional future patent revenues based on court proceedings with respect to our patent.* All unamortized patent acquisition costs at December 31, 2002 relate to patents with an estimated life through February 1, 2016. Should additional patent revenues not materialize, we would have to evaluate whether the estimated full life was less than the remaining portion of the 20- year life, we would need to write off the patent costs in the period we were to determine that the patent was impaired and we would adopt a shorter life that we feel reflects the expected life. This would increase the charge for amortization in each remaining period of such new expected useful life.* Our December 31, 2002 balance of unamortized capitalized patents is $208,515.

As of April 2002, we no longer amortize goodwill and maintain a goodwill balance of $70,183 at December 31, 2002. After April 2002, we began assessing the impairment of goodwill in accordance with the provisions of SFAS 142. It was determined that no impairment charge was appropriate. In making such determination, we also look to anticipated future cash flows to determine if such cash flows justify that the goodwill associated with continuing customer relationships will be reflected. We also assess whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. We will continue to review, at least annually, any impairment of goodwill.* Any resulting impairment loss would require us to charge the decrease in value as an expense and would reduce the carrying value of goodwill on our balance sheet. * See Note 8 to the Consolidated Financial Statements for a more detailed discussion of impairment of goodwill.

Impairment of Investments

See Note 4 "Marketable Securities" to the Company's Condensed Consolidated Financial Statements in this Report for a detailed discussion of our accounting policies regarding impairment of investments. As part of the process of preparing our consolidated financial statements, we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. At December 31, 2002 the entire amount of investments consisted solely of shares of common stock of Sagent Technology, Inc. with a carrying value of $45,122. The significant judgments and estimates made to assess whether there is impairment is the market value, trend and history of the stock; the economic health of Sagent; and the general outlook for the industry in which Sagent operates. During the second quarter of fiscal 2003, we determined that our investments were impaired and we recorded a charge in our statement of operations totaling $123,204, thus creating a new accounting basis in those securities. Gains and losses and impairment related to this security would not impact our statement of operations, but rather flow through other comprehensive income.*

RESULTS OF OPERATIONS

Revenues

                      Three Months Ended          Nine Months Ended
                         December 31,                December 31,
                        2002     2001      Change    2002     2001      Change
------------------------------------------------------------------------------
(Dollars in Thousands)

Software license       $  242   $  434      (44%)   $  771   $1,120      (31%)
Patent license             --      450      N/A      1,074    1,550      (31%)
Maintenance               285      248       15%       829      678       22%
Consulting and other      194      274      (29%)      815      600       36%
                       ---------------              ---------------
Revenues               $  721   $1,406      (49%)   $3,490   $4,028      (13%)
------------------------------------------------------------------------------

For the quarter ended December 31, 2002, our total operating revenues were $721,000 compared to $1,406,000 for the quarter ended December 31, 2001. This represents a decrease of approximately 49%. If "Patent license" revenue, which is historically very sporadic, is excluded, total revenues decreased by 25% for the quarter ended December 31, 2002 when compared with the quarter ended December 31, 2001. The biggest factor in the overall decrease quarter to quarter is lower software and patent license revenue in the quarter ended December 31, 2002. Consulting and other revenue were also lower. Maintenance revenue was the only category of revenue to increase over the prior fiscal year when comparing the results of the quarters ended December 31, 2002 and 2001. For the nine months ended December 31, 2002, our total operating revenues were $3,490,000 compared to $4,028,000 for the same period a year ago, a decrease of 13%. This is due to a decrease in software and patent license revenue, offset by increased maintenance and consulting revenues.

Software license revenue has been lower throughout fiscal 2003 when compared with fiscal 2002. Third quarter revenue of $242,000 and nine-month revenue of $771,000 for fiscal 2003 compare to fiscal 2002 revenue of $434,000 and $1,120,000, respectively. This reflects a significant diminution of license revenue generated by several key distribution partners in the United States. European license fees received through Analyst Financials were also weaker in both the three- and nine-month periods of fiscal 2003, but not by as wide a margin as in the U.S. We believe this decline is due to several factors, including the general decline in economic conditions, one of our key distribution partners, Infinium Software, Inc., offering a competitive product during fiscal 2003, and our reduced sales and marketing staff.

Patent license revenue is very sporadic. The timing of fees usually corresponds to the settlement of litigation and, therefore cannot be predicted with accuracy. There was no patent license revenue for the quarter ended December 31, 2002, and $450,000 in the quarter ended December 31, 2001. On a comparative nine-month basis, patent license fees were $1,074,000 for fiscal 2003 compared to $1,550,000 for fiscal 2002, representing a 31% decrease. While we intend to continue to pursue additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.* In addition, we are currently in litigation with Microsoft on enforcing the limitations contained in the patent license entered into in June 1999. The ultimate outcome of this litigation may have a significant impact on the strategy we will deploy in pursuing additional patent licenses and, alternatively, could adversely affect our ability to enter into additional patent licenses.*

Maintenance revenue increased 15% to $285,000 for the third quarter of fiscal 2003 as compared to $248,000 for the third quarter of fiscal 2002 and increased 22% to $829,000 for the first nine months of fiscal 2003 compared to $678,000 for the first nine months of fiscal 2002. The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software. Future fiscal 2003 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

The decrease in consulting in comparable quarters ending December 31, 2002 as compared to 2001 is almost entirely due to results from our wholly-owned subsidiary in Europe, Analyst Financials Ltd. U.S. consulting was relatively flat as between the comparable quarters. As our European operation has been gradually shifting its emphasis to OEM and Value Added Resellers and de-emphasizing direct sales, we expected downward pressure on consulting revenue, and we anticipate that the level of consulting revenue for the fourth quarter of fiscal 2003 will be comparable to that experienced during this quarter.*

Other revenue consists of fees for software development and private label builds of product, neither of which were material in the quarters or nine-month periods ending December 31, 2002 and December 31, 2001.

Cost of Revenues

                           Three Months Ended          Nine Months Ended
                              December 31,                December 31,
                              2002    2001     Change     2002    2001   Change
-------------------------------------------------------------------------------
(Dollars in Thousands)

Software license              $ 46    $ 53      (13%)     $124    $168    (26%)
Patent license                   4       3       33%        10       8     25%
Maintenance, consulting and
  other                        114     134      (15%)      371     489    (24%)
                              ------------                ------------
Total Cost of Revenues        $164    $190      (14%)     $505    $665    (24%)

Percentage of revenues          23%     14%                 14%     17%
-------------------------------------------------------------------------------

Starting with the quarter ended December 31, 2002, the amortization of capitalized expense for procurement of patents was reclassified to Cost of Revenue. Additionally, these expenses were reclassified for all comparable periods reflected above and in the Financial Statements reflected in this Report. In reports for prior periods of fiscal 2003 and in all periods of fiscal 2002, this expense was reflected in General and Administrative expenses for purposes of Management's Discussion and Analysis and in a separate line item of Operating Expenses as part of Amortization of Intangibles & Goodwill in our financial statements.

Cost of revenues decreased 14% for the comparable quarters, and decreased 24% for the comparable nine-month periods. Software license costs decreased as certain capitalized software modules were fully amortized in fiscal 2002 and early fiscal 2003, and therefore were not reflected in the second and third quarter of fiscal 2003 costs. Additionally, staff and salary reductions affecting consulting personnel helped reduce costs in fiscal 2003 compared to fiscal 2002.

Starting with the fourth quarter of fiscal 2003, the Company will reflect the continued amortization of acquired intangibles from its December 2000 acquisition of WorkWise Software, Inc. under Cost of Revenue.* The original amount of the acquisition costs allocated to this asset was $554,000 and has been amortized over a useful life of three years starting in December 2000 ($15,000 per month) as part of Amortization of Intangibles & Goodwill. The net remaining amount included in Intangible assets of $185,000 as of December 31, 2002 will continue to be amortized at the same rate over the remaining 12-month useful life.* This change in presentation reflects that this acquired technology is now incorporated in a commercial product release announced in December 2002 and which will be part of new license deliverables beginning in the fourth quarter of fiscal 2003 and thereafter.*

Gross Profit

                      Three Months Ended        Nine Months Ended
                         December 31,             December 31,
                         2002    2001    Change   2002     2001     Change
--------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit             $557   $1,215    (54%)  $2,985   $3,363    (11%)
Percentage of revenues     77%      86%              86%      83%
--------------------------------------------------------------------------

Gross profit for the third quarter of fiscal 2003 decreased by 54% from the comparable period in fiscal 2002 primarily reflecting lesser revenue for the fiscal 2003 quarter, as a result of the one-time patent license fee recorded in the third quarter fiscal 2002. Patent licenses offer relatively high gross profits as a percentage of revenue. The nine-month periods of fiscal 2003 and fiscal 2002 are more directly comparable as each period included significant patent revenue, showing a decrease in gross profit of 11%. However, as in the three-month comparison, a significant portion of this comparative decrease is due to that a larger proportion of total revenue for the period in fiscal 2002 consisted of higher margin patent license fees.

Sales and Marketing Expense

                      Three Months Ended          Nine Months Ended
                          December 31,               December 31,
                          2002   2001     Change     2002    2001    Change
---------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing       $157   $304      (48%)     $495   $1,005    (51%)
Percentage of revenues      22%    22%                 14%      25%
---------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts decreased by 48% between the three months and 51% between the nine months ended December 31, 2002 and December 31, 2001, primarily due to a decrease in the number of sales and marketing personnel. Sales and marketing expenses are expected to continue to be lower in fiscal 2003 compared to fiscal 2002 as the decrease in personnel occurred gradually throughout fiscal 2002 and the first six months of fiscal 2003.* Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2003 are expected to remain relatively stable.*

Sales and marketing expenses represented 22% of revenues for each of the comparable quarters. These expenses as a percentage of revenue decreased significantly to 14% from 25% for the nine months of fiscal 2003 over the same period in fiscal 2002. The significant decrease for the nine-month periods is primarily due to the reduction in the number of sales and marketing personnel addressed above. Sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

                       Three Months Ended          Nine Months Ended
                          December 31,                December 31,
                          2002   2001      Change     2002    2001    Change
----------------------------------------------------------------------------
(Dollars in Thousands)

Research & development    $176   $263       (33%)     $590   $1,092   (46%)
Percentage of revenues      24%    19%                  17%     27%
----------------------------------------------------------------------------

Research and development expenses decreased during the quarter ended December 31, 2002 in actual dollar amounts by 33% over the quarter ended December 31, 2001, and decreased by 46% for the comparative nine-month periods. These decreases are primarily attributable to a decrease in the number of research and development personnel due to the consolidation of resources after the acquisitions of WorkWise and Analyst Financials, as well as reduced headcount from our efforts to cut costs. We expect future quarters to reflect a decrease, when compared to the prior fiscal year, in research and development expenses due to additional staff reductions made in fiscal 2003.* Research and development expenses quarter-to-quarter for the remainder of fiscal 2003 are expected to remain relatively stable.*

Research and development expenses during all periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2003 fiscal year.*

General and Administrative Expense and Patents

                              Three Months Ended         Nine Months Ended
                                 December 31,               December 31,
                                 2002    2001    Change     2002    2001    Change
----------------------------------------------------------------------------------
(Dollars in Thousands)

General & administrative         $351    $418     (16%)    $1,164   $1,413   (18%)
Patents                            25     169     (85%)       326      363   (10%)
----------------------------------------------------------------------------------
Total General & administrative
  and Patent Expense             $376    $587     (36%)    $1,490   $1,776   (16%)
Percentage of revenues             52%     42%                 43%      44%
----------------------------------------------------------------------------------

General and administrative and patent expenses decreased by 36% between the comparable three-month periods and 16% during the nine-month periods ended December 31, 2002 and 2001. The overall decreases are due to a combination of lower costs from pursuing patent litigation, cost cutting throughout the last five fiscal quarters, and reduced salaries instituted in the fourth quarter of fiscal 2002 to mirror the concerns related to lower new license revenue and the weak software market in general. The lesser decrease for the comparable nine months is primarily due to payment of attorneys fees as a partial contingency fee in the quarter ended September 30, 2002 on settlement of the patent litigation with Hyperion.

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

Depreciation expense decreased in the quarter ended December 31, 2002 to $9,000 from $14,000 in the quarter ended December 30, 2001. Additionally, amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased by 12% from $140,000 in the third quarter of fiscal 2002 to $124,000 in the third quarter of fiscal 2003. Similar amounts will continue to be amortized in future quarters of fiscal 2003 from the acquisition of Analyst Financials. However, as described in "Cost of Revenue" above, future amortization of acquired intangibles from the acquisition of WorkWise will be presented as Cost of Revenue. We adopted SFAS 142 on April 1, 2002 and accordingly we ceased amortization of goodwill. (See Note 8 to Notes to Condensed Consolidated Financial Statements in this Report).

Other Income (Expense)

Other income was $13,000 in the third fiscal quarter of 2003, consisting primarily of gains from foreign currency exchange fluctuations. The $127,000 expense in the third quarter of fiscal 2002 primarily related to the realized losses on the sale of available for sale securities as we liquidated a portion of our investment portfolio.

The comparable nine-month periods showed expense of $78,000 in fiscal 2003 versus expense of $268,000 in fiscal 2002. The improvement between these periods was due to a smaller loss on the sale or write down of securities in fiscal 2003 over fiscal 2002, and lower interest costs and increased benefits from foreign currency conversions.

Income Tax

No income tax expense was recorded in either of the comparable third quarters or in the first nine months of fiscal 2002. However, amounts for the nine months of fiscal 2003 include deferred income tax expense of $18,000 recorded in the first quarter of fiscal 2003. That accrual was from the reclassification of our workforce-in-place intangible asset to goodwill upon adoption of SFAS 142 on April 1, 2002. (See Note 8 to Notes to Condensed Consolidated Financial Statements in this Report). As a result of the reclassification, we reduced the deferred tax liability related to the acquired identifiable intangibles with a corresponding decrease in goodwill. Due to the reduction in the deferred tax liability, the valuation allowance for deferred tax assets was increased resulting in income tax expense of approximately $18,000. Otherwise, all income or loss is offset by appropriate adjustments to the valuation allowance of the Company's net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2002, we had negative net working capital of $71,000 (positive working capital position of $456,000 when excluding deferred revenue). In addition, as of December 31, 2002, our cash and cash equivalents were $120,000 and our marketable securities were $45,000, compared to cash and cash equivalents of $83,000 and marketable securities of $203,000 as of March 31, 2002. These balances include available for sale securities as of December 31, 2002 of approximately $45,000 compared to approximately $203,000 as of March 31, 2002. Total obligations, excluding deferred income items, totaled approximately $407,000 as of December 31, 2002 as compared to approximately $944,000 as of March 31, 2002.

The slight increase in our cash and cash equivalents is attributable to lower costs for patent litigation, continued control of operating expenses, and somewhat higher receivables on maintenance renewals. The decrease in our marketable securities is attributable to the continued decline in value of stock in Sagent Technology, Inc. which we received as partial payment of a patent license. (As of February 10, 2003, the market value of Sagent stock was $0.18 per share, a decrease of $0.12 per share from the market value at December 31, 2002 of $.30 per share, and a decrease of $.82 per share from the market value at March 31, 2001 of approximately $1.00 per share). Net cash flows provided by operating activities was $38,000 in the nine-month period ended December 31, 2002.

During the balance of fiscal 2003, we expect to generate cash from increased consulting and maintenance revenues and to a lesser extent software license revenues and possibly additional licenses of our patented technology.* On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which we granted to Hyperion a license to our patented technology and Hyperion agreed to pay a license fee of $1,050,000 over a period of 4 months. As of December 31, 2002, the remaining balance of $250,000 was reflected in accounts receivable and was paid on January 2, 2003. We expect that our primary uses of cash will be salaries and other expenses associated with General and Administrative, Research and Development, and Sales and Marketing activities.* We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during the last quarter of fiscal 2003 and beyond.* By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through the balance of fiscal 2003.* Our auditors added an explanatory paragraph to their opinion on our fiscal 2002 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.* Accordingly, we need to contemplate other alternatives to enable the Company to fund continuing operations, including, but not limited to, engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.* None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.* If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations.* Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.* The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS
146) which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," (EITF 94-3). We are in the process of evaluating the financial statement impact of adoption of SFAS No. 146.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 amends the disclosure requirements in Statement 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We are in the process of evaluating the financial statement impact of adoption of SFAS No. 148.

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

     o the ability of our third-party distributors and licensees in selling and marketing our products,
     o    market acceptance of our products,
     o changes in the size or volume of consulting or maintenance contracts with existing clients and potential clients,
     o our ability to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products,
     o our decreased emphasis on direct sales, and increased reliance on OEMs and VARs
     o competition from existing or new product offerings (such as one of our key distribution partners, Infinium Software, Inc., offering a competitive product during fiscal 2002),
     o our ability to motivate and retain our existing employees, including sales and marketing personnel, as well as to attract and hire new employees in the future,
     o our ability to integrate our products with those of our third-party distributors and licensees,
     o the effect of the outcome of the litigation involving Microsoft Corporation, on our patent licensing strategies and ability to pursue further patent licenses,
     o the outcome and costs of pursuing patent litigation against third parties,
     o    the availability of additional financing or capital resources,
     o    the volume and timing of systems sales and licenses,
     o    changes in the level of operating expenses, and
     o    general economic conditions in the software industry.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. However, in response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.* In particular, we have created a disclosure practices committee and have reviewed and implemented additional internal controls with respect to our UK operations.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company's favor. In December 2002, the Washington Supreme Court denied Microsoft's motion to hear an appeal of the case. Microsoft has filed a motion asking the Court to reform the contract. A hearing was held January 31, 2003. No decision has been rendered as of February 14, 2003.

In June 2001, we filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of our patents. On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which we granted to Hyperion a license to our patented technology and Hyperion will pay a license fee of $1,050,000 over a period of 4 months. As of December 31, 2002, Hyperion paid $800,000 and we had $250,000 in accounts receivable due from Hyperion. During January 2003, Hyperion paid the final $250,000 of the license fee.

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

                                             Timeline, Inc.
                                             (Registrant)


Date:  February 14, 2002                     By: /s/ Charles R. Osenbaugh
                                                 -----------------------------
                                             Charles R. Osenbaugh
                                             President/Chief Financial Officer

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

Date: February 14, 2002


                                                      /s/ Charles R. Osenbaugh
                                                     ---------------------------
                                                     Charles R. Osenbaugh
                                                     President, CEO and CFO