Form 10KSB
period 2003-03-31
TIMELINE INC
filed 2003-06-27
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

         Securities registered under Section 12(b) of the Exchange Act:
                          Common Stock,$.01 par value

     Securities registered under Section 12(g) of the Exchange Act: (none)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $4,328,275.

As of May 31, 2003, 4,178,498 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $3,788,501 based on the average of the bid ($1.15) and ask ($1.30) prices on May 30, 2003 of $1.225.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for its 2003 annual meeting of shareholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2003, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check One):  Yes         No  X
                                                                ---        ---
================================================================================

                                EXPLANATORY NOTE

     Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to "we," "us," and the "Company" are to Timeline, Inc., a Washington corporation, and its wholly-owned subsidiaries, including WorkWise Software, Inc. and Analyst Financials Limited.

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to our business, strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words "predict," "anticipate," "believe," "intend," "may," "will," "expect," "would," "could," and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.


                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

Our Business

     Our business consists of two separate activities. To date, the most important has been the development, licensing, maintenance, and consulting with respect to the implementation and use of our propriety software applications. Since 1998 we have also been actively pursuing licensing of our patent portfolio to other software manufacturers and users.

     Software: We develop, market and support company-wide financial reporting, budgeting and management software, and event-based notification, application integration, and process automation software applications that streamline key business activities for workplace efficiency. Our software products enable customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls, integrate software programs developed at different times, and automate notification messages pertaining to specific events and business processes. Our marketing and development strategy is focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation. Our reporting products allow our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they will use. We allow the end-user to receive information through a web browser, distributed Microsoft(R) Excel workbooks, data marts or actual reports delivered via e-mail. In addition, our

WorkWise products allow customers to monitor databases automatically, consolidate data entry, automate tasks and communicate with the appropriate people.

     Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports. While our reporting products can present information in formatted reports, our technology can also distribute an actual database of information (a "data mart") to an end-user's computer. These databases or data marts are built through selective criteria that limit the data mart to relevant data for each particular end-user. This design is intended to allow for the distribution of manageable packets of data over networks or the Internet while maintaining corporate security. Each database can be arranged in a unique "view," or "orientation," as desired by the end-user. The end-user may then view the data in a standard corporate report format or through a personal library of customized report formats. Additionally, the data resides in Microsoft(R) Office, which makes it automatically available for use in Microsoft Excel spreadsheets and all other Microsoft Office tools.

     We believe that our proprietary technology allows customers to avoid time-consuming, error-prone and expensive data entry, and improve business communications and processes. Our products allow customers to avoid data entry by facilitating an efficient exchange of information between the desktop computer and the underlying hardware platform and enterprise resource planning
(ERP) systems. Our specialty is working with the accounting functions embodied in both new and old ERP or accounting systems.

     Many customers' systems are "client/server" systems that store information on a server that in turn makes the information available to a desktop computer (the "client"). Our products facilitate an efficient exchange of information between the client and server. Other businesses have elected to retain or upgrade centralized server-based systems. Our business strategy is focused on meeting the financial management needs of customers with both types of accounting and ERP systems by providing products that accept and report on data from both centralized or client/server systems.

     Our Timeline(R) Analyst and Timeline(R) Data Server (formerly Timeline Server) product lines are designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment. Our WorkWise(R) Business Alerts(R) product automates and synchronizes notification messages pertaining to specific events and business processes. Our WorkWise(R) Data Agent Server integrates software programs developed at different times by different people using different database structures. Our products enable our customers to:

     o    perform financial reporting and management functions;
     o    connect to multiple types of operating systems;
     o    efficiently distribute data to desktop computers;
     o    perform consolidations;
     o    perform budgeting functions;
     o coordinate the update of business records in multiple modules through a single transaction entry; and
     o automate the notification of responsible parties of events monitored by the WorkWise engine.

     The flexibility of our Timeline and WorkWise products makes it possible for our customers to deliver data for reporting, analysis and record update or monitoring throughout their business enterprise without purchasing a new, expensive computer system.

     In addition to providing an infrastructure to deliver data, Timeline products provide a number of processes to enhance or augment sophisticated financial reporting. These include budgeting, consolidations, foreign currency conversion and security.

     We believe that our products can improve the transaction processing systems, particularly accounting and reporting software, of other software vendors.* Our products are designed to enhance existing software by adding functions and flexibility that the software may not have. As a result, our products can overcome weaknesses or competitive disadvantages in other transaction-based software. Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their systems. We believe that a majority of our software license fee revenue in fiscal year 2004 will be generated by licensing and distribution agreements with these third-party vendors.*

     Patent Licensing: As discussed in Our Technology below, Timeline holds a number of patents that arose from our work using data marts as a means to provide our software products. We have been granted four patents by the U.S. Patent and Trademark Office on our technology and have a total of 81 issued claims. We have also been granted patents in Australia, Israel, Singapore, and Mexico. We have a number of pending patent applications, and believe additional U.S. and international patents may be granted during fiscal 2004.* These patents are on inventions that have broad application, not only in financial reporting, but in many other areas of data warehousing and data mart creation, use, enhancement, and publishing. We determined the broad application of this technology would allow for licensing of the patents to a wider community. These efforts have generated substantial, although sporadic, revenue. We believe that there remain many organizations that would benefit from a license to this technology and are actively marketing patent licenses as a distinct line of business.

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

     The following is a brief discussion of our three primary proprietary technologies:

     o Timeline Architecture. Our architecture contains a multi-dimensional data segmentation capacity that exceeds the capacity of all accounting data structures known to us. This capacity enables our reporting products to accept data from multiple transaction processing systems concurrently, to combine data into a single database and to add reporting relationships not present in the source system(s). For example, we can (a) take data from a customer's general ledger, human resources/payroll, sales and order processing systems, (b) combine all of the data in one database, and (c) allow the customer to use the combined data for payroll and sales analysis.

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

     Our WorkWise Business Alerts and Data Agent Server products are deployed as a set of user-defined "business rule(s)" contained in a software package that also allows particular fields of other data base systems to be monitored for change. When a monitored field is updated with a transaction or series of transactions, an associated business rule may trigger an event. The event so triggered can cause any number of previously established activities to occur automatically. Examples are the sending of an informational e-mail or the running of another software program (or "agent"). Our distribution partners usually market the WorkWise products prepackaged with a number of agents specific to the needs of the users of the monitored systems licensed by the distributor.

Our Products

     Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop. Our primary products, Timeline Analyst and Timeline Data Server, consist of a set of client/server software applications based on Microsoft(R) Windows(R)/Windows(R) NT and Microsoft Office operating systems. Once data is contained in a local Microsoft Office database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology. The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

     Timeline Data Server is the central warehouse of financial and management reporting data structured in a multi-dimensional relational database. The Timeline Data Server is simply the first instance of a Timeline Analyst database drawing data from the source. It includes filter and manager capabilities allowing initial extraction of data from source systems. It includes traditional financial reporting features including foreign currency conversion and consolidations. The various Timeline Data Server functions provide desktop and network reporting based on information contained in one or more underlying accounting systems. Our market focus is to use Timeline Data Server as a data warehouse to handle large volumes of data in conjunction with Timeline Analyst.

     Timeline Analyst is a stand alone "data mart," which enables the user to view, create and distribute reports in Microsoft Excel based on data from one or more underlying accounting systems. Timeline Analyst also works with our server-based software to distribute reporting databases to desktop end-users throughout a business enterprise.

     Timeline Manager is a product designed for the "mid-level" market (businesses with from 6 to 100 desktop users). This product completes the Timeline Analyst suite by allowing Timeline Analyst users to distribute packets of information and assign new reporting relationships at the desktop level.

     Timeline Budgeting consists of applications and tools that access and manipulate the underlying Timeline information and data marts. Timeline Budgeting offers our customers a combination of Microsoft Excel interfaces and flexible access to and manipulation of information. The functions offered by Timeline Budgeting include automatic dissemination of budget templates, consolidation of budget input, and multiple spread methods.

     WorkWise Data Agent Server is a process automation application consisting of a set of programs that allows the monitoring of other databases for change, the definition of business rules to apply to any changes in the monitored database, and the triggering of an event in response to the detected change. A number of previously defined events are available as part of the product's optional configuration. Additionally, new events can be easily added to the product without writing additional lower level software code through a user interface designed for such purpose.

     WorkWise Business Alerts is the most popular event triggered by the Data Agent Server and is packaged and sold as a stand-alone product. It monitors data fields for a specified activity and then automatically communicates that activity to the appropriate customer or employee via email.

Our Services

     Our revenue-generating services, which consist primarily of consulting and software maintenance, relate to our family of products. We do not provide any general consulting, but rather focus on the installation, training, enhancement, and use of our products by our licensees. These services are provided by our employees who are highly skilled in the use of our products and are billed on a fee for service basis. Many of our consulting engagements require our consultants to provide the services on the customer's site.

     Historically, our software maintenance service is provided via telephonic diagnostics and instruction by our technical support personnel, backed by our product managers and developers, under annually renewable agreements (first tier maintenance). As our strategy of using third party reseller relationships to market our products has evolved, we have also entered into agreements to provide second tier maintenance where the responsibility for telephonic support rests with the reseller, and we provide software patches, updates and more sophisticated diagnostics to the reseller. As with first tier maintenance, second-tier is typically provided under annually renewable agreements.

Our Research and Development

     Our research and development efforts are primarily focused on enhancing our products to work with additional underlying systems, to incorporate changing technologies in underlying operating systems and platforms, and to allow greater ease of use. We have no current plans to develop applications for markets different than those in which we are currently providing products; i.e. financial and process automation.

Our Sales and Marketing

     Our sales and marketing focus is on the recruitment, training, and continued involvement with resellers to represent our products. These relationships are generally entities that have transaction systems software of their own that potentially would be improved by use in conjunction with our products (original equipment manufacturers or "OEMs"). We also pursue reseller relationships with service providers who want to provide services to end users based upon the installation, training and use of our products (Value Added Resellers or VARS). The VAR strategy is of particular importance in order to market our products for use with software applications where we have little prospect of forming an OEM relationship. This would be the case, for instance, when the manufacturers of the underlying transaction systems are owned by competitors, have pre-existing relationships with competitors, or have a business model that is not conducive to the representation of third party products. Finally, in certain instances we pursue direct sales activities, particularly through our London subsidiary, Analyst Financials Limited. However, we expect a majority of our new license activity to be through reseller agreements.*

Our Employees

     At March 31, 2003, we employed 18 full-time and 3 part-time employees in the U.S. Our London subsidiary, Analyst Financials, employed seven full-time employees and one part-time employee at March 31, 2003. We believe our relations with our employees are good.

Other Factors That May Affect Operating Results

     We have a working capital deficit and may need to raise additional capital to fund operations during fiscal 2004, and we have received a "going concern" opinion from our independent auditors.

     At March 31, 2003, we had cash, cash equivalents, and marketable securities totaling $187,394, a net working capital deficit of $192,709, and our net working capital (excluding deferred revenue of $608,301) was $415,592. We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004. However, our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to seek to raise additional funds through equity or debt financings.

     Our future capital requirements depend upon many factors, including, but not limited to:

     o the success of our third-party software licensing and distribution arrangements, and the amount of revenues generated from those software licenses;
     o our ability to license our patents, and the amount of revenues generated from those licenses;
     o the scope and degree of market recovery and performance, particularly in the software sector;
     o our ability to develop and maintain sustained maintenance and support revenue;
     o market acceptance of our products and any other new products we develop;
     o    the rate at which we are able to further reduce expense levels;
     o    the scope of any reduction of any of our business activities;
     o the liquidity and market prices for the marketable securities held by us; and
     o    other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty.

     We anticipate that the Company may need substantial additional debt or equity financing in the future for which we have no current commitments, discussions or arrangements. We cannot assure you that any additional financing, if required, will be available in amounts or at times when needed, or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling equity or equity-based securities, the ownership of our existing shareholders will be diluted. Our plans which may or may not occur for financing may include, but are not limited to, any one or more of the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
     o raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to us;
     o forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
     o loans from management or employees, salary deferrals or other cost cutting mechanisms.

     Our inability to secure additional financing could have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Our independent accountants have issued a "going concern" emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2003, stating that the Company has suffered recurring losses and has a net working capital deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. If additional financing is not available and if we cannot generate sufficient revenue from operations, we may need to change our business plan, significantly reduce or suspend our operations (which may include further reducing our operating expenses, downsizing our staff and closing offices), sell or merge our business, or file a petition in bankruptcy.

     We face intense competition in our businesses.

     The business information software market is highly competitive. We believe that our primary competition for our Timeline Analyst and Timeline Data Server products is software vendors such as FRx Software Corporation, Cognos Corporation, Hyperion Solutions, Inc., Comshare, Inc., and various budgeting vendors such as Adaytum, Inc., Microsoft Corporation, and Pillar by Hyperion. For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Orbis Software, and Metagon Technologies. Many of our competitors in the software and consulting arenas have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into these markets, we believe that competition will continue to proliferate. The market for our products and services is characterized by significant price competition, and we expect that our products and services will face increasing pricing pressures.

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

     A slow economy and reductions in information technology spending may negatively affect our revenues.

     Our revenues may be negatively affected by the uncertain economic conditions both in the market generally and in our industry. As the economy continues to be slow, many companies are hesitant to increase their budgets for spending on information technology and business software, and in fact some companies may further reduce their budgets. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

     We rely extensively on licensing and distribution relationships, and direct sales to a lesser degree.

     We rely on agreements with third-party licensees and distributors for sales and licensing of our products, and believe that a majority of our software license fee revenue in fiscal year 2004 will be generated from these third-party partners. Our agreements with licensees and distributors are generally not exclusive, may be terminated at any time on 90 days' notice by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing and distribution agreements depends in part on:

     o market acceptance and distribution channels of our third-party licensees' and distributors' products and services;
     o    our ability to integrate our products with those of the third party;
     o    the performance and efforts of our third-party partners; and
     o the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

     We cannot assure you that these licensees and distributors will perform their contractual obligations as expected or that we will derive any additional revenue from these licensing and distribution arrangements. Also, we can give no assurances that we will successfully develop new relationships or maintain existing relationships with third-party licensees and distributors. For instance, in fiscal 2003, we lost two of our major distribution partners, one of whom was acquired by Microsoft and the other selected a competitive product to represent. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Finally we cannot assure you that such licensees and distributors will be able to market our products effectively, or that any existing licensee or distributor will continue to represent our products. A failure of any of these events to occur could materially adversely affect our results of operations. To the extent that our distributors are distracted from selling or promoting our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected.

     Our subsidiary, Analyst Financials, is also heavily reliant on distribution alliances in Europe and is subject to risk factors similar to those described immediately above. In addition, Analyst Financials also relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. We expect to continue this direct sales effort through Analyst Financials. Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. There are no assurances that we will be able to profitably or successfully maintain the direct sales model through Analyst Financials.

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

     Our historical operations have not been consistently profitable. We had an accumulated deficit of $9,989,318 as of March 31, 2003 and a net loss of $365,319 for the fiscal year then-ended. Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. To become profitable, we must do some combination of:

     o increasing the licensing and maintenance revenues of our existing products;
     o    increasing the licensing of patented technology to third parties;
     o    developing new products; and

     o    controlling our expenses.

We cannot assure you that we will meet these objectives or achieve profitability or, even if we do achieve profitability, that we will be able to sustain profitability. We expect to incur losses in the near future. Beginning in early fiscal 2002, we have significantly decreased operating expenses and, as a result, will need to maintain our level of revenues with fewer personnel in order to achieve profitability. We can give no assurances that sufficient license or other revenues will be generated or that sufficient financing will be obtained to enable us to obtain or sustain profitability. This could have a detrimental effect on the market price of our stock.

     Our profitability depends on the success of our products.

     Our future profitability will depend upon the successful development, marketing and licensing of our existing product line and other new products. We cannot give you any assurances that:

     o    our products will achieve or sustain revenue growth;
     o enhancements to our products and other applications can be successfully developed;
     o demand for and market acceptance of our products and enhancements will grow or continue; or
     o    our products will successfully compete with the products of others.

     To the extent demand for our products does not develop or continue due to competition, poor product performance, negative assessments by our customers of our financial resources and expertise, technological change or other factors, our results of operations may be materially and adversely affected.

     Our operating results may vary significantly.

     Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so. Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

     o varying size, timing and contractual terms of product licensing agreements and customer orders for our products;
     o customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;
     o the success of our distribution and licensing partners to market and sell our products, as well as our direct sales efforts;
     o lengthy negotiation and integration cycles associated with establishing new distributorships;
     o the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;
     o our ability to timely complete our service obligations related to product sales;
     o    changes in pricing policies by us or our competitors;
     o the size, timing and contractual terms of any patent licensing agreements;
     o changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue;
     o changes in demand for our business and accounting software and applications generally;
     o    software defects and other product quality problems;
     o our ability to hire, train and retain sufficient consulting, training and sales staff; and
     o    changes in general economic conditions.

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

     We may be subject to pending legal proceedings.

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

     We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. We have received four U.S. patents and have been granted patent protection in certain foreign countries. We have additional U.S. and international patent applications pending. Despite our efforts to protect our intellectual property rights:

     o laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
     o current federal laws that prohibit unauthorized copying and distribution of software provide only limited protection from software "pirates", and effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
     o other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our trademarks; and
     o policing the unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

     Spending additional resources on research and development could adversely affect our financial condition and results of operation. We intend to protect our patent rights against infringement through negotiation and litigation, if necessary. Such litigation is costly and there is no assurance it will be successful.

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

     Product-license revenues and related services from our Timeline Analyst and Timeline Data Server products accounted for a significant portion of our total revenues during fiscal 2003 (exclusive of patent license revenues). We expect revenues from our Timeline Analyst, Timeline Data Server, Business Alerts and

Data Agent Server, Budgeting and Consolidation products to account for a significant part of our future revenues. As a result, factors adversely affecting the demand for these products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions, and our ability to develop and sell enhanced versions, of our products, as well as our ability to provide on-going maintenance and support for those products.

     We rely on Microsoft products.

     We have developed all of our products to function in the Microsoft Windows and/or Windows NT environments. We anticipate that our future products will also be designed for use in connection with Microsoft software products. In light of this product strategy, sales of our new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows NT, Windows XP, Windows 2000, Windows ME, Excel or other future Microsoft software products or operating systems. Our success in developing products for use with Microsoft software products depends on our ability to gain timely access to, and to develop expertise in, current and future Microsoft software products. We cannot assure you that we will be able to develop expertise in, and continue to develop products for, Microsoft software products. Moreover, the abandonment by Microsoft of, or any adverse change to, its current operating system product line, strategy or business operations would materially and adversely affect our business. We cannot predict the impact, if any, that the current anti-trust lawsuit against Microsoft will have on our business or products.

     Our ability to manage successfully is uncertain.

     If planned revenue stability does not materialize, our business, financial condition and results of operation will be materially harmed. To manage operations effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our services. We cannot assure you that we will be successful in maintaining the required levels of revenue with the current number of employees.

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

     Our success depends on our ability to retain and, as needed, recruit qualified information technology professionals and sales and marketing personnel.

     Our future success depends in large part on our ability to attract, develop and retain highly skilled information technology professionals, particularly project managers, consultants, software engineers and programmers. As a result of our focus on reducing operating expenses over the past several years, we are dependent for our operations on a smaller number of employees. If we are unable to keep our current technical employees, we may be unable to adequately service current projects or bid for new projects. If we are unable to recruit additional technical employees as and when needed, we may not be able to expand or grow our business. We compete for the services of information technology professionals with other consulting firms, software vendors and consumers of information technology services, many of which have greater financial resources than we have. We may not be successful in retaining and, as needed, hiring a sufficient number of information technology professionals to staff our consulting projects. To attract qualified technical employees, we may need to substantially increase the compensation, bonuses, stock options or other benefits we offer to employees. These additional costs may negatively affect our business and operating results.

     The future success of our business is heavily dependent on the continued services of certain key employees.

     Our future success depends to a significant extent on the skills, experience and efforts of our senior management. In particular, we depend on Charles Osenbaugh, our Chief Executive Officer and Chief Financial Officer, Michael G. Evans, our Vice President of World-Wide Sales, and Craig R. Perkins, our Vice President of Product and Technology. Additionally, Mark Gray serves as Managing Director of Analyst Financials Limited which now is responsible for approximately 40% of worldwide software revenue. None of these executive officers is subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on any of them. If any of these officers ends his employment with us or Analyst Financials, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

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

     Our common stock is currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, our common stock is also listed for trading on the Boston Stock Exchange. If we were to experience significant or prolonged losses or otherwise, we may be unable to maintain the standards for continued listing on the Boston Stock Exchange. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, our securities. In addition, pending approval from the Securities and Exchange Commission, the OTC Bulletin Board will be replaced by the Bulletin Board Exchange ("BBX"), a new U.S. listed market for small companies. The BBX is currently scheduled to be launched in the first quarter of 2004. The BBX will have qualitative listing standards and many of the corporate governance standards required by the Nasdaq Stock Market. Once the OTC Bulletin Board ceases operations, if we have not met the BBX listing standards or have not transitioned the listing of our securities to the BBX, we might have to quote our securities on the "Pink Sheets", which are less liquid than the OTC Bulletin Board.

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


ITEM 2.  DESCRIPTION OF PROPERTY

     We lease approximately 12,354 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease that expires April 30, 2004. Of this amount, 3,000 square feet are subleased to a third party for the remainder of the term of the lease beginning April 1, 2003. In addition, we lease 1,900 square feet of office space in London for our Analyst Financials office under a lease that expires in March 2004. We do not own any real estate.


ITEM 3.  LEGAL PROCEEDINGS

     In July 1999, we were served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense to its customers the right to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe our patents. We filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in our favor. Microsoft filed a motion for review requesting the Washington Supreme Court to hear an appeal of the case. In December 2002, review was denied. On February 14, 2003, the Superior Court entered a new Final Judgment in accord with the Court of Appeals mandate, upholding our interpretation of the Agreement that Microsoft has only very limited rights to sublicense. The time to file any further appeals expired prior to March 31, 2003.

     From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common Stock

     Timeline's common stock is traded on the OTC Bulletin Board and the Boston Stock Exchange ("BSE") under the symbol "TMLN".

     We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it has been quoted on the OTC Bulletin Board. The following table contains the high and low bid information as reported by OTC Bulletin Board, for each quarter of fiscal 2002 and 2003, and reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                      Fiscal 2002                                 Fiscal 2003
                      ------------------------------------------   ----------------------------------------
                         1st         2nd       3rd        4th         1st       2nd        3rd       4th
                       Quarter     Quarter   Quarter    Quarter     Quarter   Quarter    Quarter   Quarter
                       -------     -------   -------    -------     -------   -------    -------   -------
Common Stock
     High               $0.91       $0.85     $0.25      $0.40       $0.37     $0.35      $1.15     $2.00
     Low                $0.55       $0.45     $0.16      $0.17       $0.24     $0.17      $0.25     $0.54


     In addition, the Nasdaq Stock Market has announced the proposed launch of the Bulletin Board Exchange ("BBX"), pending approval of the BBX from the Securities and Exchange Commission, in the first quarter of 2004. The BBX is designed to replace the OTC Bulletin Board. Once the BBX is approved, it is expected that the NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX and currently intend to apply for listing of the common stock on the BBX.*

Holders

     As of May 15, 2003, there were 4,178,498 shares of common stock outstanding held by approximately 90 holders of record and 620 beneficial holders.

Dividends

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

Recent Sales of Unregistered Securities

     In March 2002, two of our officers, Fred Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock, which were issued in April 2002. In March 2003, Messrs. Dean and Evans each received an additional performance based award of 6,250 shares of Timeline common stock, which were issued in April 2003. These stock issuances were made in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

     The following table gives information as of March 31, 2003, the end of the our most recently completed fiscal year, about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans described in the footnotes following the table below. See also Note 11, "Shareholders' Equity," to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2003 included in this report for additional information on our stock option plans.

                                      (a)                     (b)                  (c)                        (d)
                                                       Weighted Average
                              No. of Shares to be      Exercise Price of
                            Issued Upon Exercise of       Outstanding          No. of Shares            Total of Shares
                              Outstanding Options,     Options, Warrants       Available for             Reflected in
      Plan Category           Warrants and Rights          and Rights       Future Issuance (1)       Columns (a) and (c)
      -------------         -----------------------    -----------------    -------------------       -------------------
Equity Compensation
Plans Approved by
Shareholders (2)                    362,175                  $1.51                244,375                   606,550

Equity Compensation
Plans Not Approved by
Shareholders (3)                    252,104                  $1.29                  --                      252,104
                            -----------------------                         -------------------       -------------------
   TOTAL                            614,279                  $1.42                244,375                   858,654
                            =======================                         ===================       ===================

(1)  Excludes from this calculation the number of shares reflected in Column
     (a).
(2) Consists of our Amended and Restated 1993 Stock Option Plan, 1994 Stock Option Plan, and Directors' Nonqualified Stock Option Plan.
(3)  Consists of:
     (i) options to purchase 35,104 shares of common stock granted to the directors of the Company in April 1993;
     (ii) a performance-based option to purchase 75,000 shares of common stock granted to Mr. Osenbaugh in November 1997, 50% of which vested when the closing price of our common stock was at $2.00 or more for 10 consecutive days, and 50% of which vested when the closing price of our common stock was at $3.00 or more for 10 consecutive days;
     (iii) a performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in February 1999 which vests on the earlier of when the closing price of our common stock is $5.00 or more for 10 consecutive days, or February 2006, if Mr. Osenbaugh is then in our employment;
     (iv) a performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in November 1999 which vests on the earlier of when the closing price of our common stock is $5.00 or more for 10 consecutive days, or November 2006, if Mr. Osenbaugh is then in our employment;

     (v) warrants to purchase 21,000 shares of common stock granted to various of our service providers in September 1998 in consideration for services performed, exercisable at $1.00 per share and which expire in September 2003; and
     (vi) warrants to purchase 21,000 shares of common stock granted to various of our service providers in April 1999 in consideration for services performed, exercisable at $1.00 per share and which expire in April 2004.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Notice Regarding Forward Looking Statements" on page one.

     Our consolidated financial statements for the fiscal year ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $365,319 for the 2003 fiscal year and have incurred recurring net losses from operations over the past several fiscal years. As of March 31, 2003, we have negative net working capital of $192,709. These factors raise substantial doubt about our ability to continue as a going concern.

     We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004. However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. See "Liquidity and Capital Resources" below.**

Critical Accounting Estimates and Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Our estimates or judgments are based in part on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

     We recognize revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as a minimum level of distribution or is subject to acceptance by the customer, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable. We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

     For all software licenses, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Licenses through our resellers are evidenced by a master agreement governing the relationship. For software license fees which do not include customization or consulting services, delivery typically occurs when the product is shipped to a customer. We offer a 90 day money-back warranty if the software does not perform in accord with our published specifications. However, within the 90 days, we have the right to correct any valid issues. Historically the Company has had few or no warranty claims resulting in a refund. However, if our belief that the software will work in accordance with published standards proved to be inaccurate, we could be subject to refund claims which, on average, would equal 25% of our annual license fee revenue.

     Consulting revenue is recognized in the month the work is performed and invoiced on payment terms of net 30 days. Nonpayment of an invoice could occur in the event of disagreement on the amount billed, dissatisfaction with the work performed, or an unforeseen inability to pay on the part of the customer. However, because consulting projects are typically preapproved by the customer, historically we have experienced very few invoice disputes. Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

     We recognize revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collectibility is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned, based on the distributor's or reseller's contractual reporting obligations.

                         Allowance for Doubtful Accounts

     We estimate the uncollectibility of our accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms in order to evaluate the adequacy of the allowance for doubtful accounts. Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date. However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets. At March 31, 2002, we accrued an additional allowance of $58,000 due to a disputed account with one of our resellers. This account was paid in part during fiscal 2003, and the remaining balance was written off. Additionally, if we underestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

                               Capitalized Patents

     We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.* At March 31, 2003, such a write-off would reduce our total assets by $223,725. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

                    Capitalized Internally Developed Software

     We capitalize internally developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the projects useful lives using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight line method. Useful lives are based on our estimates of the period that the assets will generate revenue, which we have determined to be 3 years. Material differences may result in the amount and timing of our amortization expense for any period if we made different judgments or utilized different estimates.* In the event our estimate of the useful life of our software was incorrect, the current balance of $185,524 of capitalized software may be reduced which would reduce our total assets reflected on our balance sheet.*

                         Impairment of Long-Lived Assets

     Long-lived assets, including property and equipment, capitalized software, capitalized patents, and acquired identifiable amortizable intangibles are amortized over their useful lives. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* Such an adjustment would have no effect on our cash.*

                             Impairment of Goodwill

     The Company evaluates its goodwill, or the excess of acquisition cost over the fair value of net identifiable assets acquired in a business combination, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level in accordance with the provisions of SFAS No. 142. The Company determined that it has two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials, Ltd.). All goodwill is attributable to the Analyst Financials, Ltd. reporting unit. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired, which would reduce the $70,183 currently reported on our balance sheet as of March 31, 2003.* Such an adjustment would have no effect on cash.*

Results of Operations

                                    Revenues

                                    Years Ended March 31,
                                   2003              2002            Change
------------------------------------------------------------------------------
(Dollars in Thousands)
Software license                  $1,209            $1,552            (22%)
Patent license                     1,074             1,550            (31%)
Maintenance                        1,143               922             24%
Consulting and other                 902               769             17%
                              ------------------------------
Total revenues                    $4,328            $4,793            (10%)
------------------------------------------------------------------------------

     For the fiscal year ended March 31, 2003, our total operating revenues were $4,328,000 compared to $4,793,000 for fiscal 2002, representing a decrease of 10%. The decrease in total revenues in fiscal 2003 from fiscal 2002 is primarily attributable to a decrease in patent license revenue.

     Our patent license revenue decreased to $1,074,000 from $1,550,000 in fiscal 2003 compared to fiscal 2002 (a 31% decrease). The patent license revenue in fiscal 2003 consisted of a one-time license fee from Hyperion Solutions, Inc. of $1,050,000, and payments on an ongoing royalty from Noetix, Inc. The patent license revenue in fiscal 2002 included a one-time $450,000 license fee from Lawson Software and a one-time license fee of $1,100,000 from Oracle Corporation. Throughout all of fiscal 2002 and the first 10 months of fiscal 2003, we were subject to a court judgment in Microsoft Corporation vs. Timeline, Inc. that greatly restricted our ability to pursue patent licenses. Furthermore, substantial costs and time were dedicated to contesting Microsoft's lawsuit. In February 2003, a final judgment was entered which is favorable to Timeline, and we intend to increase the activity aimed at pursuing new patent licenses.* We cannot predict the outcome of ongoing and future negotiations.* There are no assurances we will be successful in entering into additional patent licenses, or the timing of any such licenses.*

     Software license revenue decreased 22% in fiscal 2003 to $1,209,000 from $1,552,000 for fiscal 2002. The decrease is primarily attributable to the loss of revenue from two major distribution partner relationships; one of whom was acquired by Microsoft and the other selected a competitive product to represent. Continued weakness in the software market in general also impacted results, presumably due to the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software. Currently, we have relationships and strategic alliances with more than 30 national and international distribution partners. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. We have continued to release new products in conjunction with national and international distribution partners. While we were successful in signing new reseller relationships during fiscal 2003, in the current economic uncertainty, particularly in the United States, it is impossible to predict if our distribution channels will increase software licenses during fiscal 2004 over fiscal 2003.*

     A portion of our software license revenue is generated as a result of direct sales to end users. This type of sale occurs more often in European sales through our London subsidiary, Analyst Financials. Although Analyst Financials has historically used the direct sales model, it also is developing a network of distribution partners, which now accounts for the majority of our new license revenue.

     Maintenance revenue increased by 24%, to $1,143,000 from $922,000 for the comparable fiscal years, a result of maintenance fees from new customers who have installed and are using our software. Maintenance revenue from our software product lines continues to increase as more sites are installed and maintenance agreements commence. Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party reseller (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users where in second tier maintenance this function is provided to end-users by the reseller. We provide software patches, updates and technical diagnostics under either approach. Both first and second-tier maintenance is typically provided under annually renewable agreements. We receive a smaller portion of the annual support fees for second tier support than we do for first tier support. Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.

     Consulting and other revenue increased 17%, to $902,000 from $769,000, for the 2003 fiscal year from fiscal 2002. The increase in consulting revenue resulted from an increase in the billable time generated per consultant and an increase in the number of consulting projects. The level of consulting revenue varies according to the mix of systems directly licensed by Timeline either as a direct sale or through a reseller that does not provide installation and consulting on our products, compared to software provided through those resellers that provide direct installation services to end-users, thereby requiring less of our consulting. Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant increase in consulting projects in fiscal 2004 and, therefore, expect consulting revenue to remain fairly stable as between fiscal 2003 and fiscal 2004.*

                                Cost of Revenues

                                          Years Ended March 31,
                                          2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                          $207            $222            (7%)
Patent license                              15              11            36%
Maintenance, consulting and other          402             604           (33%)
                                     ----------------------------
Total cost of revenues                    $624            $837           (25%)
Percentage of operating revenues            14%             17%
------------------------------------------------------------------------------

     Cost of revenues decreased 25% for the 2003 fiscal year over fiscal 2002. Software license costs decreased as certain capitalized software modules were fully amortized in fiscal 2002 and early fiscal 2003, and therefore were not reflected in the second and third quarter of fiscal 2003 costs. This more than offset the increase in this category for the fourth quarter due to the reclassifications noted below. Patent licensing expenses increased in fiscal 2003 due to attorney's fees incurred. Additionally, staff and salary reductions affecting consulting personnel helped reduce costs for maintenance and consulting in fiscal 2003 compared to fiscal 2002.

     In the fourth quarter of fiscal 2003, we also reclassified certain acquired technology from intangible assets to capitalized software. This was the result of this technology now being incorporated in a commercial product release announced in December 2002 and which became part of new license deliverables beginning in the fourth quarter of fiscal 2003. The effect of this change caused amortization of these assets to be included in cost of revenues rather than amortization of intangibles under operating expenses. These assets were acquired as part of the December 2000 acquisition of WorkWise Software, Inc. The original amount of the acquisition costs allocated to this asset was $554,000 and has been amortized over a useful life of three years starting in December 2000 ($15,000 per month) as part of amortization of intangibles and goodwill. The net remaining amount included in intangible assets of $185,000 as of December 31, 2002 and then reclassified to capitalized software continued to be amortized at the same rate during the fourth quarter of fiscal 2003 and will be fully amortized during the first three quarters of fiscal 2004.*

                                  Gross Profit

                                       Years Ended March 31,
                                        2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)
Gross profit                           $3,704          $3,957          (7%)
Percentage of operating revenues           86%             83%
------------------------------------------------------------------------------

     Our gross profit for fiscal 2003 was $3,704,000, representing a 7% decrease from fiscal 2002. Gross profit for the two fiscal years is not directly comparable because of the relative mix of high-margin patent license revenue in each period ($1,074,000 in fiscal 2003 compared to $1,550,000 in fiscal 2002). Also, revenues decreased by 10%, but cost of revenue decreased by 25% due to salary and headcount reductions. We expect to see continued variations in gross profit.* Margins are affected by the volume of business as recorded in total revenues, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and the level of amortization of acquired technologies as reflected in cost of revenues. Additionally, because patent licenses to date have tended to be driven by legal actions and/or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.*

                           Sales and Marketing Expense

                                       Years Ended March 31,
                                        2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)
Sales and marketing                     $690           $1,251          (45%)
Percentage of operating revenues          16%              26%
------------------------------------------------------------------------------

     Sales and marketing expenses in actual dollar amounts decreased by 45% and also decreased as a percentage of operating revenue between the fiscal years ended March 31, 2003 and 2002. The decrease in actual dollar amounts in fiscal 2003 was primarily due to a reduction of staffing, salary roll-backs, and reduced commission schedules affecting sales and marketing personnel. The significant decrease in sales and marketing expense as a percentage of operating revenue also reflects not only the decreased costs of a smaller sales and marketing staff, but also changes in the amounts and sources of revenue between the comparable periods relating to patent license fees in both fiscal years. Patent license-related expenses are typically not included in sales and marketing expense due to the nature of the licensing process.

                        Research and Development Expense

                                       Years Ended March 31,
                                        2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)
Research and development                $789           $1,332          (41%)
Percentage of operating revenues          18%              28%
------------------------------------------------------------------------------

     Research and development expenses decreased to $789,000 from $1,332,000, or a 41% decrease for the fiscal years ended March 31, 2003 and 2002. This decrease in research and development expenses was primarily attributable to a decrease of personnel employed in development which occurred throughout fiscal 2002. We entered fiscal 2003 with 13 fewer personnel in development than we had at the beginning of fiscal 2002. Consequently, the actual dollar amount of research and development expenses in fiscal 2003 was less than fiscal 2002 expenses. Additionally, market acceptance of the Universal Data Access module, introduced in fiscal 2002 and enhanced in later versions, has significantly decreased the amount of development resources required to configure interfaces for new OEM relationships. It is more difficult to project the level of expense throughout the upcoming year, but we anticipate a slight increase.* We do not anticipate any staff reductions in development and have instituted a compensation scheme that could cause the compensation of the current staff to increase.* Additionally, changes in the economy or the signing of new channel partners could lead to hiring additional development resources.*

                           General and Administrative

                                       Years Ended March 31,
                                        2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)
General and administrative             $1,602          $1,938          (17%)
Percentage of operating revenues           37%             40%
------------------------------------------------------------------------------

     General and administrative expenses decreased in actual dollar amounts by 17% to $1,602,000 from $1,938,000 for the comparable fiscal years ended March 31, 2003 and 2002. This decrease is due to salary roll-backs, reduced head count, and general cost cutting measures in fiscal 2003. We believe that general and administrative costs may vary greatly from quarter to quarter in fiscal 2004, based in part on increased staffing in Europe and the introduction of salary schemes that may cause salaries to vary dependant on gross revenue and net income.*

                                 Patent Expense

                                       Years Ended March 31,
                                        2003            2002          Change
------------------------------------------------------------------------------
(Dollars in Thousands)
Patents                                 $375            $511           (27%)
Percentage of operating revenues           9%             11%
------------------------------------------------------------------------------

     Patent expenses include the costs of litigation and negotiations with respect to patent licenses. They tend to vary significantly between periods depending on the level of activity and the efforts required to manage cases. We expect these costs to be further impacted by greater use of contingency fees in litigated cases.* In conjunction with counsel, we have continued to monitor a number of other software products which we believe may, subject to further due diligence, present embodiments of the Timeline patents. Consequently, there is a significant possibility that we may decide to pursue additional litigation to defend our property rights.* We cannot express an opinion on the cost, timing or arrangement with counsel that may result from these additional actions, if any.*

                          Depreciation and Amortization

     Depreciation expense decreased in fiscal 2003 to $46,000 from $53,000 in fiscal 2003. This decrease is due to an increasing portion of the Company's property and equipment being fully depreciated, and to a relatively small number of new capital expenditures that would increase expense. Additionally, amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased by $143,000 from $602,000 in fiscal 2002 to $459,000 in the fiscal 2003. As described in "Cost of Revenues" above, amortization of acquired intangibles from the acquisition of WorkWise are presented as cost of revenues beginning with the fiscal 2003 quarter ended March 31, 2003. Future amortization of intangible assets included in cost of revenue is expected to be $83,539 all of which will be incurred in fiscal 2004*. Further, we adopted SFAS 142 on April 1, 2002 and accordingly we ceased amortization of goodwill, which totaled $71,000 in fiscal 2002 and $0 in fiscal 2003 (see Note 2 to Notes to Consolidated Financial Statements).

                                  Other Expense

     Other expense for fiscal 2003 was $91,000 compared to an expense of $556,000 in fiscal 2002. The improvement in fiscal 2003 over fiscal 2002 is primarily the result of the fiscal 2002 loss of $298,000 on sales of securities and a $279,000 write-down reflecting the decrease in the value of shares we own of Sagent Technology. Comparatively, in fiscal 2003 we realized a loss of only $6,000 on sales of Sagent shares, and a second write-down of $123,000. Other improvements between these periods were due to lower interest costs and increased benefits from foreign currency exchange fluctuations.

                                   Income Tax

     Income taxes are provided in the statement of operations in accordance with the asset and liability method. We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the asset and liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded for fiscal 2002 or fiscal 2003. A reclassification of assets as between amortizable intangible assets and non-amortizable goodwill which occurred at the beginning of fiscal 2003 to comply with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) caused a charge of $18,000 in tax expense during fiscal 2003.

     In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits that may be used in any given year. However, we do not expect this to be a factor in fiscal 2004 as we have a large carryforward of net operating losses that are not restricted.*

                         Liquidity and Capital Resources

     Balances of our cash and cash equivalents at March 31, 2003 stood at approximately $168,000 compared to approximately $83,000 at March 31, 2002. Additionally, available for sale securities at March 31, 2003 stood at approximately $19,000 compared to approximately $203,000 at March 31, 2002.

     The increase in cash was provided from operations, which provided net cash of approximately $110,000. We used approximately $30,000 for investing activities and had no impact from financing activities. Reported operational losses included non-cash expenses attributable to the amortization of assets from the acquisitions of two companies during fiscal 2001. The decrease in the total amount of our marketable securities balances is attributable to the sale of 53,000 shares of Sagent stock during fiscal 2003 and a decrease in the value per share of the remaining shares of Sagent stock.

     Total liabilities, excluding deferred revenue of $608,000 and $570,000 at March 31, 2003 and 2002, respectively, were approximately $510,000 at March 31, 2003 compared to approximately $944,000 at March 31, 2002. This decrease is attributed to normal fluctuations in payables and accruals.

     We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004. Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources. Accordingly, if results of operations do not improve, we may be required to reduce operations substantially or to raise additional funds through equity or debt financings. There is substantial doubt about our ability to continue as a going concern. We must achieve substantially greater revenue from operations than we did in the last several quarters of fiscal 2003. We have witnessed significant diminution of license revenue by several key distribution partners, due to a change in business relationships and the general decline in economic conditions. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software.**

     Many companies in the software industry have experienced difficulty in raising additional financing in the current economic climate. Our strategies for financing may include, but are not limited to, any one or more of the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;
     o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;
     o forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
     o loans from management or employees, salary deferrals or other cost cutting measures.

Additional financing may not be available to us on favorable terms, or at all. If additional financing is not available and if we cannot generate sufficient revenue from operations, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. The results of any of these measures could materially affect our business, results of operations and financial position. We are exploring strategies for financing, however, currently we do not have any commitment for any of the foregoing.**

     During fiscal 2004, we anticipate generating cash from operations from software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other controllable expenses associated with research and development, sales and marketing, and general and administrative activities. We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if patent and software licenses do not substantially increase quarter-to-quarter during fiscal 2004.**

Impact of Recently Issued Accounting Standards

     In June 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on April 1, 2003, and has no legal obligations that are affected by SFAS No. 143.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No. 146) which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," (EITF 94-3). The Company adopted SFAS No. 146 on January 1, 2003 and has not undertaken any transactions that are affected by SFAS No. 146.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (FIN No. 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company plans to adopt the provisions of this Statement effective July 1, 2003, which are not expected to have a material effect on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS


                          Independent Auditors' Report


The Board of Directors of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheets of Timeline, Inc. and subsidiaries (the Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a net working capital deficit of $192,709 at March 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," for the fiscal year ended March 31, 2003.


                                            /s/ KPMG LLP
May 9, 2003
Seattle, Washington

                                 TIMELINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                     ASSETS

                                                                     2003               2002
                                                                 ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  167,908         $   82,956
  Marketable securities - available for sale                         19,486            203,130
  Accounts receivable net of allowance of
    $10,164 and $73,599                                             590,859            636,201
  Prepaid expenses and other                                        147,239            142,492
                                                                 ----------         ----------

                  Total current assets                              925,492          1,064,779

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $818,906 and $772,873                             100,099            120,464

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $817,341 and $435,755                             185,524            208,037

CAPITALIZED PATENTS, net of accumulated
  amortization of $41,229 and $26,056                               223,725            187,375

INTANGIBLE ASSETS, net of accumulated amortization
  of $886,442 and $872,678                                           83,539            781,760

GOODWILL, net of accumulated amortization of
  $123,938 and $48,105                                               70,183             34,432
                                                                 ----------         ----------

                  Total assets                                   $1,588,562         $2,396,847
                                                                 ==========         ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $   32,844         $  474,133
  Accrued expenses                                                  477,056            469,758
  Deferred revenues                                                 608,301            569,825
                                                                 ----------         ----------

                  Total current liabilities                       1,118,201          1,513,716
                                                                 ----------         ----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    4,165,998 and 4,153,498 issued and outstanding                   41,660             41,535
  Additional paid-in capital                                     10,465,478         10,448,488
  Accumulated other comprehensive (loss) income                     (47,459)            17,107
  Accumulated deficit                                            (9,989,318)        (9,623,999)
                                                                 ----------         ----------

                  Total shareholders' equity                        470,361            883,131
                                                                 ----------         ----------

                  Total liabilities and shareholders' equity     $1,588,562         $2,396,847
                                                                 ==========         ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                          2003                 2002
                                                                       -----------          -----------
REVENUE:
   Software license                                                    $ 1,208,881          $ 1,551,638
   Patent license                                                        1,074,000            1,550,000
   Maintenance                                                           1,143,027              922,488
   Consulting and other                                                    902,367              769,229
                                                                       -----------          -----------
         Total revenues                                                  4,328,275            4,793,355

COST OF REVENUES:
   Software license                                                        207,332              221,724
   Patent license                                                           15,172               10,928
   Maintenance, consulting and other                                       402,190              604,093
                                                                       -----------          -----------
         Total cost of revenues                                            624,694              836,745
                                                                       -----------          -----------
         Gross profit                                                    3,703,581            3,956,610
                                                                       -----------          -----------
OPERATING EXPENSES:
   Sales and marketing                                                     690,116            1,251,297
   Research and development                                                788,694            1,332,371
   General and administrative                                            1,601,570            1,937,996
   Patents                                                                 374,625              510,988
   Depreciation                                                             45,733               52,544
   Amortization of intangibles and goodwill                                459,235              602,206
                                                                       -----------          -----------
         Total operating expenses                                        3,959,973            5,687,402
                                                                       -----------          -----------
         Loss from operations                                             (256,392)          (1,730,792)
                                                                       -----------          -----------
OTHER INCOME (EXPENSE):
   Realized loss on marketable securities - available for sale              (6,040)            (298,377)
   Impairment of marketable securities - available for sale               (123,204)            (279,263)
   Interest income and other                                                38,733               21,500
                                                                       -----------          -----------
         Total other expense                                               (90,511)            (556,140)
                                                                       -----------          -----------
         Loss before income taxes                                         (346,903)          (2,286,932)

   Income tax provision                                                    (18,416)                  --
                                                                       -----------          -----------
         Net loss                                                      $  (365,319)         $ (2,286,932)
                                                                       ===========          ============

Basic and diluted net loss per share                                       $ (0.09)              $ (0.57)
                                                                       ===========          ============

Shares used in calculation of basic and diluted net loss
  per share                                                              4,127,236             4,044,080
                                                                       ===========          ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TIMELINE, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                                    Accumulated
                                             Common Stock          Additional          Other                             Total
                                         ----------------------      Paid-in       Comprehensive      Accumulated    Shareholders'
                                           Shares       Amount       Capital       (Loss) Income        Deficit         Equity
                                         ----------------------------------------------------------------------------------------
BALANCE, March 31, 2001                  4,038,498     $ 40,385    $10,424,703      $ (410,451)      $(7,337,067)    $ 2,717,570

   Stock-based compensation                115,000        1,150         23,785              -                 -           24,935
   Net loss                                     -            -              -               -         (2,286,932)     (2,286,932)
   Change in unrealized gain (loss) on
     available for sales securities, net        -            -              -          401,835                -          401,835
   Foreign currency translation
     adjustment                                 -            -              -           25,723                -           25,723
                                                                                                                     -----------
       Total comprehensive loss                 -            -              -               -                 -       (1,859,374)
                                         ---------     --------    -----------      ----------       -----------     -----------

BALANCE, March 31, 2002                  4,153,498       41,535     10,448,488          17,107        (9,623,999)        883,131

   Stock-based compensation                 12,500          125         16,990               -                -           17,115
   Net loss                                     -            -              -                -          (365,319)       (365,319)
   Change in unrealized gain (loss) on
     available for sales securities, net        -            -              -           (7,540)               -           (7,540)
   Foreign currency translation
     adjustment                                 -            -              -          (57,026)               -          (57,026)
                                                                                                                     -----------
       Total comprehensive loss                 -            -              -                -                -         (429,885)
                                         ---------     --------    -----------      ----------       -----------     -----------

BALANCE, March 31, 2003                  4,165,998     $ 41,660    $10,465,478      $  (47,459)      $(9,989,318)    $   470,361
                                         =========     ========    ===========      ==========       ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                              2003                 2002
                                                                           ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (365,319)         $(2,286,932)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                            727,472              862,642
     Loss on disposal of property and equipment                                    -                 1,536
     Stock-based compensation                                                  17,115               24,935
     Realized loss on sale of marketable equity securities                      6,040              298,377
     Impairment of available for sale securities                              123,204              279,263
     Income taxes                                                              18,416                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     66,353              140,719
       Prepaid expenses and other                                                 611               24,774
       Accounts payable                                                      (490,306)              28,921
       Accrued expenses and other                                              (6,219)             (49,706)
       Deferred revenues                                                       12,413               38,324
                                                                           ----------          -----------
           Net cash provided by (used in) operating activities                109,780             (637,147)
                                                                           ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (24,956)              (7,738)
   Proceeds from sale of property and equipment                                    -                 1,035
   Investment in patents                                                      (51,522)             (41,288)
   Proceeds from sale of marketable securities - available for sale            46,860              744,848
                                                                           ----------          -----------
       Net cash (used in) provided by investing activities                    (29,618)             696,857
                                                                           ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable to related parties                      -               172,580
   Repayment of notes payable to related parties                                   -              (172,580)
                                                                           ----------          -----------
       Net cash used in financing activities                                       -                    -
                                                                           ----------          -----------
EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                                    4,790               23,246

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        84,952               82,956

CASH AND CASH EQUIVALENTS, beginning of year                                   82,956                  -
                                                                           ----------          -----------
CASH AND CASH EQUIVALENTS, end of year                                     $  167,908          $    82,956
                                                                           ==========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $   13,042          $    32,932


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

1.  THE COMPANY:

Organization

     The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company). The Company, which is headquartered in Bellevue, Washington and also has operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems. Timeline's software products are designed to automatically access and distribute business information with full accounting control. Additionally, the Company licenses its patent library to other software vendors.

Operations

     The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2003, the Company had a net working capital deficit of $192,709 and had an accumulated deficit of $9,989,318, with total shareholders' equity of $470,361. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern. While management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, may provide adequate resources to fund operations at least until March 31, 2004, this may not be adequate. Management is therefore contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period. The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive income (loss) in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Significant Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Changes in these estimates and assumptions may have a material impact on the financial statements. Critical estimates include assessments impacting revenue recognition, the nature of declines in the value of marketable securities, collectibility of accounts receivable, valuation of capitalized software and capitalized patents, and valuation of intangible assets and goodwill.

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

     The total value of the remaining 150,800 shares of Sagent common stock was $19,486 at March 31, 2003. During fiscal 2003, the Company sold 52,300 of the Sagent shares resulting in realized losses of $6,040. Subsequent to year-end, the Company has not sold any additional shares. The Company has accounted for these shares as available for sale securities as required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments:
Debt and Equity Securities" (SFAS No. 115). Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive (loss) income on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.

     During the fourth quarter of fiscal 2002, the Company determined, after considering a number of factors, that the decline in the fair value of these securities was other than temporary. These factors include the time period and extent for which the quoted market price was less than the accounting basis, the issuing company's financial condition and overall industry health. As a result, the Company recognized a loss on the impairment of available for sale securities of $279,263. This established a new accounting basis in the securities.

     The Company subsequently determined that further declines in the fair value of the securities from such new accounting basis in the second quarter of fiscal 2003 were other than temporary. Accordingly, the

Company recorded a loss on the impairment of the available for sale securities of an additional $123,204 in the second fiscal quarter of 2003, and established another new accounting basis.

     The net change in the unrealized loss on available for sale securities of $7,540 is composed of the following:

 Unrealized holding losses during the period                    $(136,784)
 Reclassification adjustment for losses included in net loss        6,040
 Impairment of available for sale securities                      123,204
                                                                ---------
                                                                $  (7,540)
                                                                =========

     As of March 31, 2002, an unrealized loss of $7,540 on these securities was included as a component of accumulated comprehensive loss in the Company's balance sheet.

Accounts Receivable

     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience. Account balances are written-off against the allowance when the Company deems specific customer amounts to be uncollectible.

Property and Equipment

     Property and equipment are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation is determined by the straight-line method, which allocates the cost of property and equipment additions, over their estimated useful lives of three to seven years.

Capitalized Software Costs and Research and Development Costs

     The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed" (SFAS No. 86). Amounts capitalized relate to software development costs incurred after the technological feasibility of a product has been established. Amortization is recognized using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight-line method over the product's estimated economic life of three years. Amortization starts when the product is available for general release to customers. During fiscal 2002 and 2003, the Company did not capitalize any software development costs. Amortization expense for fiscal 2003 and 2002 was $207,332 and $221,724, respectively. This amortization is included in cost of revenues in the accompanying statements of operations.

     At January 1, 2003, the Company reclassified an asset from intangible assets to capitalized software. This reclassification reflects the release of a version of the Company's Analyst software that incorporated the core technology obtained in the December 2000 acquisition of WorkWise, Inc. During the year ended March 31, 2003, such release met the criteria to establish technological feasibility. Consequently, effective January 1, 2003, $554,457 in cost and $415,842 of accumulated amortization were reclassified as capitalized software and accumulated amortization of capitalized software, respectively. The remaining unamortized balance will continue to be amortized on a straight line basis over the remaining term of the original estimated life of 36 calendar months.

     All research and development costs are expensed as incurred.

Patents

     The Company capitalizes the costs to obtain and maintain patents on its technology. Such costs are amortized over the life of the patent. Costs to defend patents are expensed as incurred.

Intangible Assets and Goodwill

     Intangible assets historically consisted primarily of acquired technology, customer lists, skilled workforce and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. Goodwill represents the excess of acquisition cost over the fair value of net identifiable assets acquired.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets " (SFAS No. 144).

     The provisions of SFAS No. 141 were adopted effective June 30, 2001. No business combinations have been completed since July 1, 2001. The Company adopted the provisions of SFAS No. 142 on April 1, 2002.

     Upon adoption of SFAS No. 142 on April 1, 2002, that the Company was required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination. Any reclassifications necessary to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill also had to be made. Likewise, SFAS No. 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim reporting period after adoption. Finally, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with SFAS No. 142 within the first quarter of fiscal 2003. Any impairment loss would have been measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired at the reporting unit level as of April 1, 2002. The Company determined that it has two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials, Ltd.). All goodwill is attributable to the Analyst Financials Ltd. reporting unit. The Company completed the transitional goodwill impairment test and determined that it did not have a transitional impairment loss to record.

     Upon adoption of SFAS No. 142 on April 1, 2002, the Company reclassified a workforce-in-place intangible asset with an unamortized balance of $54,167 to goodwill. As a result of the reclassification of the workforce-in-place intangible asset to goodwill and the corresponding reduction in the related deferred tax liability, the Company's valuation allowance for deferred tax assets was increased resulting in income tax expense of $18,416. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate.

     As required by SFAS No. 142, the Company has ceased amortization of goodwill effective as of April 1, 2002.

     The Company performed its annual goodwill impairment test as required by SFAS No. 142 during its fiscal fourth quarter. The results of this test did not give any indication that goodwill was potentially impaired, and accordingly no amounts have been recorded for goodwill impairment in fiscal 2003.

     Net loss and net loss per share for the years ended March 31, 2003 and 2002, adjusted to exclude goodwill amortization are as follows:

                                                                 2003                    2002
                                                              ------------            ------------
Net loss:
  Reported net loss                                              $(365,319)            $(2,286,932)
  Goodwill amortization                                                -                    70,879
                                                              ------------            ------------
    Adjusted net loss                                            $(365,319)            $(2,216,053)
                                                              ============            ============

Basic and diluted net loss per share:
 Reported basic and
  diluted net loss per share                                        $(0.09)                 $(0.57)
 Goodwill amortization                                               (0.00)                   0.02
                                                              ------------            ------------
   Adjusted basic and
   diluted net loss per share                                       $(0.09)                 $(0.55)
                                                              ------------            ------------
Basic and diluted weighted average
  number of shares                                               4,127,236               4,044,080
                                                              ============            ============

     Carrying amounts as of March 31 are as follows:

                                                                   2003                    2002
                                                              ------------            ------------
Gross carrying amount:
  Goodwill                                                    $    194,121            $     82,537
  Acquired technology                                              649,981               1,204,438
  Customer/distributor contracts                                   320,000                 320,000
  Skilled workforce                                                    -                   130,000
                                                              ------------            ------------
    Total                                                     $  1,164,102            $  1,736,975
                                                              ============            ============

Accumulated amortization:
  Goodwill                                                    $    123,938            $     48,105
  Acquired technology                                              620,216                 633,609
  Customer/distributor contracts                                   266,226                 163,236
  Skilled workforce                                                    -                    75,833
                                                              ------------            ------------
    Total                                                     $  1,010,380            $    920,783
                                                              ============            ============
Net book value                                                $    153,722            $    816,192
                                                              ============            ============

     Each class of intangible assets has a weighted average amortization period of three years.

     Amortization of intangible assets was $459,235 and $531,327 (excluding goodwill amortization in fiscal 2002) in the fiscal years ended March 31, 2003 and March 31, 2002, respectively.

     Expected future amortization expense related to identifiable intangible assets through the fiscal year ending March 31, 2004 is $83,539.

Impairment of Long-lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30) and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The Company adopted SFAS No. 144 on April 1, 2002. In accordance with SFAS No. 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not currently believe that any of its long-lived assets are impaired.

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

     At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable matrix such as a minimum level of distribution or is subject to refund, the Company accounts for the fee as not being fixed and determinable. In these cases, it defers revenue and recognizes it when it becomes due and payable.

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

     The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor or reseller's contractual reporting obligations.

     In all other cases, the Company recognizes revenue when delivery to the end user has occurred and the amount due from the reseller is fixed and determinable. Most resellers are required to contact Timeline directly to request Timeline provide a "key" to the reseller's customer that allows the software to operate. In those situations, Timeline invoices the reseller at the time the key is released to the customer indicating the software has been loaded on a unique customer machine. Some resellers have the right to distribute keys to their own customers, in which case the reseller distributes a copy of the software and then provides a "key" to the end user. The reseller is contractually required to have a binding license or purchase order in place with the end user before the end user is allowed to physically load the Timeline software on a unique machine. These resellers report to Timeline on a monthly or quarterly basis the number and dollar amount of licenses they have distributed in the prior period; i.e. the `keys' utilized. Based upon that report, Timeline then invoices the reseller. Timeline records revenue at the time of invoice for the period covered. There are no return rights offered to either the reseller or the end user.

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

     With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No.
101).

Stock-Based Compensation

     The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP No. 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN No. 44), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method. SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                     2003                  2002
                                                                 -----------            -----------
Net loss, as reported                                              $(365,319)           $(2,286,932)
Add stock-based employee compensation expense
  included in reported net loss                                       17,115                 38,697
Deduct total stock-based employee compensation
  expense determined under fair-value-based method
  for all awards                                                     (73,767)              (131,991)
                                                                   ---------            -----------
Pro forma net loss                                                 $(421,971)           $(2,380,226)
                                                                   =========            ===========
Basic and diluted net loss per share - as reported                    $(0.09)                $(0.57)
                                                                   =========            ===========
Basic and diluted net loss per share - pro forma                      $(0.10)                $(0.59)
                                                                   =========            ===========

     Options and warrants issued to non employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model.

     The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2003 and 2002: zero dividend yield; expected volatility of 98%; risk-free interest rates of 4.00%, respectively; and expected lives of five years. All options granted during fiscal 2003 and 2002 were done so at prices above fair market value on the date of grant. The weighted-average grant date fair value of options granted during fiscal 2003 and 2002, was $0.32 and $0.75, respectively.

Net Loss per Common Share

     Basic and diluted loss per share is the net loss divided by the weighted average number of shares outstanding during the period. The calculation of weighted average shares excludes 39,231 outstanding shares which were subject to vesting conditions for the fiscal year ended March 31, 2002 and for fiscal 2003 until the shares vested. These shares vested on March 22, 2003, and have been included in the calculation from that date forward. The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

     Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 614,279 and 642,129 options and warrants in fiscal 2003 and 2002, respectively.

Comprehensive Loss

     Accumulated other comprehensive (loss) income consisted of the following at March 31, 2003 and 2002:

                                              2003              2002
                                           --------           -------
Unrealized (loss) gain on available
  for sale securities                      $ (7,540)               -
Foreign currency translation                (39,919)          $17,107
                                           --------           -------
                                           $(47,459)          $17,107
                                           ========           =======

Recent Accounting Pronouncements

     In June 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on April 1, 2003, and has no legal obligations that are affected by SFAS No. 143.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No. 146) which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," (EITF 94-3). The Company adopted SFAS No. 146 on January 1, 2003 and has not undertaken any transactions that are affected by SFAS No. 146.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (FIN No. 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements.The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     Indemnification and warranty provisions contained within the Company's customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company's product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company plans to adopt the provisions of this Statement effective July 1, 2003, which is not expected to have a material effect on its consolidated financial statements.

3.  MAJOR CUSTOMERS:

     During fiscal 2003, two customers combined comprised approximately 15% of the Company's total revenue. During fiscal 2002, one customer comprised approximately 25% of the Company's total revenue and another customer comprised 23% of the Company's total revenue. At March 31, 2003, approximately

29% of the Company's accounts receivable balance was due from two of the Company's customers. At March 31, 2002, approximately 24% of the accounts receivable balance was due from the Company's largest customer.

4.  VALUATION AND QUALIFYING ACCOUNTS:

                                 Balance at        Charged to                   Balance at
      Allowance for             Beginning of       Costs and                      End of
    Doubtful Accounts                Year           Expenses      Writeoffs        Year
-------------------------       ------------       ----------     ----------    ----------
Year ended March 31, 2002          $ 4,902          $94,805        $(26,108)     $73,599
Year ended March 31, 2003           73,599            5,484         (68,919)      10,164

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at March 31:

                                                                2003                 2002
                                                              --------            ---------
Computer equipment                                            $742,142            $ 716,474
Office equipment                                               176,863              176,863
                                                              --------            ---------
                                                               919,005              893,337
Less - accumulated depreciation                               (818,906)            (772,873)
                                                              --------            ---------
Total property and equipment, net of
  accumulated depreciation                                    $100,099            $ 120,464
                                                              ========            =========


6.  Accrued Expenses:

     Accrued expenses consist of the following:

                                                                2003                 2002
                                                              --------            ---------
Compensation and benefits                                     $742,142            $ 249,579
Other                                                          212,298              220,179
                                                              --------            ---------
Total accrued expenses                                        $477,056            $ 469,758
                                                              ========            =========


7.  FEDERAL INCOME TAXES:

     The Company has determined that the deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) are as follows as of March 31:

                                                         2003                  2002
                                                     -----------           -----------
Net operating loss carryforward                      $ 2,465,000           $ 2,504,000
Research and experimentation credit                      250,000               250,000
Deferred revenues                                        207,000               194,000
Capitalized software costs                                 3,000               (71,000)
Impairment of available for sale securities              136,000                95,000
Other                                                     23,000                53,000
                                                     -----------           -----------
                                                       3,084,000             3,025,000
Less - valuation allowance                            (3,084,000)           (3,025,000)
                                                     -----------           -----------
     Net deferred tax assets                         $        -            $        -
                                                     ===========           ============

     The net operating loss carryforwards of approximately $6.0 million and research and experimentation credit carryforwards of approximately $250,000 begin expiring in 2005.

     The valuation allowance increased by $59,000 during the year ended March 31, 2003 and increased by $744,000 during the year ended March 31, 2002.

     We recorded tax expense of $18,416 and $0 in fiscal 2003 and fiscal 2002, respectively.

     The difference between the expected benefit computed using the statutory tax rate of approximately 34% in 2003 and tax expense of $18,416 disclosed above is the result of (1) a non-cash charge to increase our valuation allowance in connection with our adoption of SFAS No. 142, which resulted in our not being able to utilize the deferred tax liability related to skilled workforce which was reclassified to goodwill, and (2) the full valuation allowance against our net deferred tax assets.

     The difference between the statutory tax of approximately 34% in 2002 and the tax benefit of zero is primarily due to our full valuation allowance against the net deferred tax assets.

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

8.  401(k) SAVINGS AND PROFIT SHARING PLAN:

     All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 80% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $7,609 and $15,718 to the plan during the years ended March 31, 2003 and 2002, respectively.

9.  EMPLOYEE STOCK OWNERSHIP PLAN:

     During March 1996, the Company established an Employee Stock Ownership Plan
(ESOP) that covers substantially all U.S. employees. The Company made matching and discretionary contributions totaling $2,912 and $41,229 to the ESOP during fiscal 2003 and 2002, respectively.

     In March 2002, the Company issued 100,000 shares of Timeline common stock as a discretionary contribution to the ESOP. These shares were divided among all eligible employees on December 31, 2002, according to the discretionary distribution terms of the ESOP. The Company recorded a charge totaling $35,000 related to this issuance representing the fair value of the shares on the issuance date in March 2002.

10.  COMMITMENTS AND CONTINGENCIES:

Litigation

     In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company's favor. Microsoft filed a motion for review requesting the Washington Supreme Court to hear an appeal of the case. In December 2002, review was denied. On February 14, 2003, the Superior Court entered a new Final Judgment in accord with the Court of Appeals mandate. The time to file any further appeals expired prior to March 31, 2003.

     In June 2001, the Company filed and subsequently served a complaint against Hyperion Solutions, Inc. in the Federal District Court for the Western District of Washington, alleging infringement of certain of its patents. On August 29, 2002, the Company entered into a settlement agreement with Hyperion in which it granted to Hyperion a license to its patented technology and Hyperion agreed to pay a license fee of $1,050,000 over a period of 4 months. The total amount was recognized as patent licenses revenue in the quarter ended September 30, 2002 and is reflected in Patent license revenue for the year-ended March 31, 2003. During January 2003, Hyperion made the final license fee payment of $250,000.

     From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Leases

     The Company has entered into noncancelable operating lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under these leases as of March 31, 2003:

         Fiscal Year ending March 31,
            2004                                            $560,541
            2005                                              48,290
            2006                                               5,704
                                                            --------
            Total minimum lease payments                    $614,535
                                                            ========

     Rent expense amounted to $546,743 and $574,442 for the years ended March 31, 2003 and 2002, respectively. The Company expects to receive income under subleased facilities totaling $36,563 in fiscal 2004. The Company did not receive sublease income in either fiscal year 2003 or 2002.

11.  SHAREHOLDERS' EQUITY:

Stock Options and Warrants

     The Company has two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 244,375 shares are available for grant as of March 31, 2003. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. The Company also has a 1993 Stock Option Plan (the "Old Plan"). A total of 132,000 shares of common stock have been reserved for issuance under the Old Plan. As of March 31, 2003, no further option grants are available under the Old Plan. At March 31, 2003, the Company had granted options to purchase 572,279 shares of common stock, including those described in the following paragraphs which are not part of these option plans. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

     In February 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2003.

     In November 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2003.

     In January 2001, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2003.

     In June 2002, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2003.

     Options outstanding as of each period are as follows:

                                        Options Granted                             Options Granted
                                        Under the Plans                            Outside the Plans
                               ------------------------------------         ----------------------------------
                                                       Weighted                                   Weighted
                                Number of               Average              Number of             Average
                                 Options            Exercise Price            Options          Exercise Price
                               ----------           ---------------         -----------        ---------------
Balance, March 31, 2001          419,213                 $1.56               282,629               $1.54
    Granted                        7,500                  1.00                     -                   -
    Canceled                     (67,213)                 1.48                     -                   -
                                 -------                 -----               -------               -----
Balance, March 31, 2002          359,500                 $1.57               282,629               $1.54
    Granted                       35,000                  1.00                     -                   -
    Canceled                     (32,325)                 1.62               (30,525)               3.64
                                 -------                 -----               -------               -----
Balance, March 31, 2003          362,175                 $1.51               252,104               $1.29
                                 =======                 =====               =======               ======

     In September 1998 and March 1999, the Company issued warrants to purchase 21,000 and 21,000 shares of common stock, respectively, with an exercise price of $1.00 per share, to outside consultants in exchange for services rendered. These warrants have a term of 5 years.

     In April 2003, Fidelity National Information Solutions (Nasdaq:FNIS) obtained a license to use and sublicense Timeline products to provide financial reporting and analytics for real estate, lenders and settlement companies. Additionally, FNIS may sublicense Timeline products and build its own private label derivative products for its customers. As part of this agreement, FNIS was issued a warrant to buy up to 100,000 shares of Timeline stock at $1.62 per share and, upon appropriate notice, to appoint either an observer or member to the Timeline Board of Directors. The warrants were fully vested upon issuance. The fair value of each warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 4 years. These warrants expire if not exercised by April 2007. The aggregate fair value of these warrants was approximately $84,000 and will be recognized as a reduction to license revenue recognized in the first quarter of fiscal 2004.

     Information relating to stock options outstanding and stock options exercisable at March 31, 2003 is as follows:

                                          Options Outstanding                     Options Exercisable
                                  ------------------------------------           ---------------------
                                              Weighted        Weighted                         Weighted
                                  Number       Average         Average           Number        Average
                                    of        Remaining       Exercise             of          Exercise
 Range of Exercise Prices         Shares    Life in Years       Price            Shares          Price
 ------------------------         ------    -------------     --------           ------        --------
$1.00-$2.88                       577,604        5.3             $1.27           391,520         $1.23
$3.57-$6.75                        36,675        0.6              3.76            36,675          3.76
                                                                 -----           -------         -----
Totals                            614,279        5.0             $1.42           428,195         $1.45
                                  =======        ===             =====           =======         =====

     At March 31, 2003 and 2002, options to purchase 428,195 and 443,962, respectively, were exercisable at weighted average exercise prices of $1.45 and $1.61 per share, respectively.

12.  RELATED PARTY TRANSACTIONS:

     The Company's transactions with related parties are as follows:

     In December 2001, two of the Company's officers, Frederick Dean and Michael Evans, each received a performance-based award of 6,250 shares of Timeline common stock. Mr. Dean and Mr. Evans each earned a second performance based award of 6,250 shares of Timeline common stock in March 2002, which were issued in April 2002. The Company recognized $4,500 of compensation expense in fiscal 2003 related to these awards. In March 2003, Messrs. Dean and Evans each received a third performance based award of 6,250 shares of Timeline common stock, which were issued in April 2003.

     In March 2002, two of the Company's officers, Michael Evans and Craig Perkins, each borrowed funds from the Company ($6,881 and $6,882, respectively). These funds were used to purchase Timeline common stock from a third party shareholder. The loans were granted as part of the officers' compensation package, and were forgiven in full on March 22, 2003. The Company accounted for the stock purchase on a variable basis over the one-year term of the note, and recognized a total of $12,615 and $1,147 of compensation expense in fiscal years 2003 and 2002, respectively, related to this note.

     In May 2001, three of the Company's directors loaned the Company a total of $172,580 to fund operations. These loans bore interest at 12% per annum. Principal and interest of $2,290 under these loans was paid in full in July 2001.

13.  SEGMENT INFORMATION:

     The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses and patent licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2002. During the year ended March 31, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $481,253 and $361,435, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the twelve months ended March 31, 2003 and March 31, 2002.


                                                                 Year Ended 3/31/03
                                         ---------------------------------------------------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----

Revenues                                  $   3,342,129         1,467,399         (481,253)      $   4,328,275
Operating (loss) income                   $     136,269          (392,661)              -        $    (256,392)
Depreciation and amortization             $     163,485           341,483               -        $     504,968
Long lived assets                         $     502,847           160,223               -        $     663,070
Total assets                              $   1,023,731           564,831               -        $   1,588,562

                                                                 Year Ended 3/31/02
                                          ---------------------------------------------------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----

Revenues                                  $   3,787,802         1,366,988         (361,435)      $   4,793,355
Operating (loss) income                   $    (526,676)       (1,204,116)              -        $  (1,730,792)
Depreciation and amortization             $     234,072           420,678               -        $     654,750
Long lived assets                         $     835,817           496,251               -        $   1,332,068
Total assets                              $   1,583,755           813,092               -        $   2,396,847


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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   Exhibit
    Number                                             Description
-------------      ---------------------------------------------------------------------------------------
   3.1 (1)         Articles of Incorporation, as amended and in effect
   3.2 (1)         Bylaws
   4.1 (1)         Specimen Common Stock Certificate
  10.1.A (1)       Amended and Restated 1993 Stock Option Plan
  10.1.B (1)       Form of Employee Stock Option Agreement
  10.2 (1)         1994 Stock Option Plan
  10.3 (1)         Directors' Nonqualified Stock Option Plan
  10.4 (2)         Employee Stock Ownership Plan
  10.5 (1)         Form of Indemnification Agreement with directors and officers
  10.6 (6)         Form of Distributorship Agreement
  10.7 (1)         Solution Provider Agreement with Microsoft Corporation dated September 23, 1994
  10.8A (3)        Lease Agreement dated September 8, 1995, as amended, with G&W Investment Partners
  10.8B (4)        Amendment to Lease Agreement dated March 20, 1999, with G&W Investment Partners
  10.8C (5)        Amendment to Lease Agreement dated March 10, 2000 with MONY Life Insurance Company
  10.9 (6)         Form of WorkWise Reseller Marketing Agreement
  21.1 (6)         Subsidiaries of Timeline, Inc
  23.1             Consent of Independent Auditors
  99.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
1 Incorporated herein by reference from Item 27 of Company's Registration Statement on Form SB-2 filed on October 18, 1994.
2 Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed on March 11, 1996.
3 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1997.
4 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1999.
5 Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 2000.
6 Incorporated herein by reference from Item 27 of the Company's Registration Statement on Form SB-2 filed on June 15, 2001.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

ITEM 14: CONTROLS AND PROCEDURE

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

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. However, in response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures. In particular, we have created a disclosure practices committee and have reviewed and implemented additional internal controls with respect to our UK operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Timeline, Inc.


                                        By: /s/ Charles R. Osenbaugh
                                            -------------------------------
                                            Charles R. Osenbaugh, President
                                        Dated:  June 25, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                   Capacities                            Date
            ---------                                   ----------                            -----
                                                         Director
     /s/ Charles R. Osenbaugh                            President                        June 25, 2003
-----------------------------------               Chief Executive Officer
        Charles R. Osenbaugh                      Chief Financial Officer
                                                       and Treasurer


                                                         Director
       /s/ Frederick W. Dean                      Executive Vice President                June 25, 2003
-----------------------------------
         Frederick W. Dean


       /s/ Donald K. Babcock                             Director                         June 25, 2003
-----------------------------------
          Donald K. Babcock


       /s/ Kent L. Johnson                               Director                         June 25, 2003
-----------------------------------
         Kent L. Johnson


        /s/ Terry Harvey                                 Director                         June 25, 2003
-----------------------------------
           Terry Harvey


       /s/ Robert B. Wallace                             Director                         June 25, 2003
-----------------------------------
         Robert B. Wallace

                                  CERTIFICATION

I, Charles R. Osenbaugh, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Timeline, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 25, 2003
                                          /s/ Charles R. Osenbaugh
                                          ------------------------
                                          Charles R. Osenbaugh
                                          President, CEO and CFO

Exhibit 23.1

                          Independent Auditors' Consent

The Board of Directors
Timeline, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333-4386 and 333-2190) on Form S-8 of Timeline, Inc. of our report dated May 9, 2003, with respect to the consolidated balance sheets of Timeline, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended, which report appears in the March 31, 2003, annual report on Form 10-KSB of Timeline, Inc.

Our report dated May 9, 2003 contains an explanatory paragraph that states that the Company has suffered recurring losses and has a net working capital deficit of $192,709 at March 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Our report also states that the Company changed its method of accounting for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," for the fiscal year ended March 31, 2003.


/s/ KPMG LLP

Seattle, Washington
June 25, 2003

Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Timeline, Inc. (the "Company") on Form 10-KSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles R. Osenbaugh, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to Timeline, Inc. and will be retained by Timeline, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


      /s/ Charles R. Osenbaugh                         Date:  June 25, 2003
      ------------------------------------
      Charles R. Osenbaugh,
      President and Chief Financial Officer