Form 10QSB
period 2003-06-30
TIMELINE INC
filed 2003-08-13
CIK 909736

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

                  For the Quarterly Period Ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              Outstanding at
           Class                                              July 30, 2003
Common Stock, $.01 Par Value                                    4,178,498

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      As of              As of
                                                                     June 30,          March 31,
                                 ASSETS                               2003               2003
                                                                  ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    112,904       $    167,908
  Marketable securities                                                 23,710             19,486
  Accounts receivable, net of allowance for doubtful
    accounts of $11,678 and $10,164                                    658,314            590,859
  Prepaid expenses and other                                           145,527            147,239
                                                                  ------------       ------------
                  Total current assets                                 940,455            925,492

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $836,292 and $818,906                                 86,763            100,099

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $887,001 and $817,341                                115,864            185,524

CAPITALIZED PATENTS, net of accumulated
  amortization of $45,661 and $41,229                                  232,102            223,725

INTANGIBLE ASSETS, net of accumulated
  amortization of $969,981 and $886,442                                     --             83,539

GOODWILL, net of accumulated
  amortization of $123,938                                              70,183             70,183
                                                                  ------------       ------------
                  Total assets                                    $  1,445,367       $  1,588,562
                                                                  ============       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $     68,135       $     32,844
  Accrued expenses                                                     466,675            477,056
  Deferred revenues                                                    631,320            608,301
                                                                  ------------       ------------
                  Total current liabilities                          1,166,130          1,118,201
                                                                  ------------       ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 4,178,498 and 4,165,998 shares issued
    and outstanding                                                     41,785             41,660
  Additional paid-in capital                                        10,564,347         10,465,478
  Accumulated other comprehensive loss                                 (71,601)           (47,459)
  Accumulated deficit                                              (10,255,294)        (9,989,318)
                                                                  ------------       ------------
                  Total shareholders' equity                           279,237            470,361
                                                                  ------------       ------------
                  Total liabilities and shareholders' equity      $  1,445,367       $  1,588,562
                                                                  ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                      2003              2002
                                                                  -----------       -----------
REVENUES:
  Software license                                                $   440,523       $   271,321
  Patent license                                                           --            25,000
  Maintenance                                                         291,717           270,699
  Consulting and other                                                210,079           333,725
                                                                  -----------       -----------
      Total revenues                                                  942,319           900,745

COST OF REVENUES:
  Software license                                                     69,660            50,848
  Patent license                                                        4,432             3,105
  Maintenance, consulting and other                                   106,869           115,289
                                                                  -----------       -----------
      Total cost of revenues                                          180,961           169,242
                                                                  -----------       -----------
      Gross profit                                                    761,358           731,503

OPERATING EXPENSE:
  Sales and marketing                                                 275,281           183,410
  Research and development                                            199,926           207,140
  General and administrative                                          458,061           428,338
  Patents                                                              19,691            72,157
  Depreciation                                                         17,107            12,511
  Amortization                                                         83,539           127,037
                                                                  -----------       -----------
      Total operating expenses                                      1,053,605         1,030,593
                                                                  -----------       -----------
      Loss from operations                                           (292,247)         (299,090)
                                                                  -----------       -----------

OTHER  INCOME:
  Realized loss on marketable securities available                         --            (6,040)
    for sale
  Interest income and other                                            26,271            22,980
                                                                  -----------       -----------
      Total other income                                               26,271            16,940
                                                                  -----------       -----------

      Loss before income taxes                                       (265,976)         (282,150)
Provision for income tax                                                   --           (18,416)
                                                                  -----------       -----------

      Net loss                                                    $  (265,976)      $  (300,566)
                                                                  ===========       ===========

Basic and diluted net loss per share                              $     (0.06)      $     (0.07)
                                                                  ===========       ===========
Shares used in calculation of basic and diluted net
  loss per share                                                    4,174,652         4,125,029
                                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                2003            2002
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                      $(127,195)      $ (84,784)
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (3,488)             --
  Capitalized patent acquisition costs                         (12,809)        (10,149)
  Proceeds from sale of short-term investments                      --          46,861
                                                             ---------       ---------
    Net cash (used in) provided by investing activities        (16,297)         36,712
                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Warrants issued to FNIS                                       83,994              --
                                                             ---------       ---------
    Net cash provided by financing activities                   83,994              --
                                                             ---------       ---------

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                     4,494           2,601

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (55,004)        (45,471)

CASH AND CASH EQUIVALENTS, beginning of period                 167,908          82,956
                                                             ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                     $ 112,904       $  37,485
                                                             =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest                                     $     991       $   3,674

    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2003, the Company had negative net working capital of approximately $225,000 and had an accumulated deficit of approximately $10,255,000 with total stockholders' equity of approximately $279,000. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. Our auditors added an explanatory paragraph to their opinion on our 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern. Management believes that current cash and cash equivalent balances, along with the ability to sell marketable securities, and any net cash provided by operations, will provide adequate resources to fund operations through March 31, 2004. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America. Results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2003, as previously reported in the Company's Form 10-KSB.

Basis of Presentation

All subsidiaries of the Company are wholly-owned. The accompanying consolidated financial statements include the accounts and operations of these subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Reclassifications have been made to the fiscal 2003 amounts to conform to the fiscal 2004 presentation.

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

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. At June 30, 2003 and March 31, 2003, the Company owned 150,800 shares of Sagent common stock, which had a fair market value of $23,710 and $19,486, respectively.

The Company periodically reviews the carrying value of its available for sale securities to determine if declines in the fair value of securities are other than temporary. Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the issuing company's financial condition and overall industry health. In performing its review in the second quarter of fiscal 2003, the Company determined that declines in the fair value of the securities from such new accounting basis in the second quarter of fiscal 2003 were other than temporary. Accordingly, the Company recorded a loss on the impairment of the available for sale securities of $123,204 in the second fiscal quarter and established a new accounting basis in the securities.

The net three month change in the unrealized loss on available for sale securities of a $4,224 gain in the quarter ended June 30, 2003 is composed solely of unrealized holding gains arising during this period. As of June 30, 2003, an unrealized loss of $3,316 on these securities was included as a component of accumulated comprehensive loss in the Company's balance sheet.

Revenue Recognition

The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" (SOP 98-9). Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition" (SAB
101).

Net Loss per Common Share

Basic and diluted net loss per share is the net loss divided by the weighted average number of shares outstanding during the period. The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 679,175 and 672,129 for the three-month periods ended June 30, 2003 and 2002, respectively.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2003 and 2002 was as follows:

                                                June 30, 2003     June 30, 2002
                                                -------------     -------------

Foreign currency translation                      $ (28,366)        $ (40,108)
Change in unrealized gain (loss) on
  available for sale securities                       4,224           (49,764)
Net loss                                           (265,976)         (300,566)
                                                  ---------         ---------
Total comprehensive loss                          $(290,118)        $(390,438)
                                                  =========         =========

Accumulated other comprehensive loss consisted of the following at June 30, 2003 and March 31, 2003:

                                                 June 30, 2003    March 31, 2003
                                                 -------------    --------------
Unrealized loss on available for sale
  securities                                        $ (3,316)        $ (7,540)
Foreign currency translation adjustment              (68,285)         (39,919)
                                                    --------         --------
                                                    $(71,601)        $(47,459)
                                                    ========         ========

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25" (FIN No. 44), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method. SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method ad been applied to all outstanding and unvested awards in each three-month period ended June 30, 2003 and 2002, respectively:

                                                                   Three months ended
                                                            -------------------------------
                                                            June 30, 2003     June 30, 2002
                                                            -------------     -------------
Net loss, as reported                                        $  (265,976)      $  (300,566)

Add stock-based employee compensation expense
  included in reported net loss                                   15,000             7,941

 Deduct total stock-based employee compensation
  expense determined under fair-value-based method
  for all awards                                                 (27,638)          (23,432)
                                                             -----------       -----------

    Pro forma net loss                                       $  (278,614)      $  (316,057)
                                                             ===========       ===========

Shares used in the calculation of basic and diluted net
  Loss per share:                                              4,174,652         4,125,029
                                                             ===========       ===========

Basic and diluted net loss per share - as reported:          $     (0.06)      $     (0.07)
                                                             ===========       ===========

Basic and diluted net loss per share - pro forma:            $     (0.07)      $     (0.08)
                                                             ===========       ===========

Options and warrants issued to non employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes options-pricing model.

In April 2003, Fidelity National Information Solutions (Nasdaq:FNIS) obtained a license to use and sublicense Timeline products to provide financial reporting and analytics for real estate, lenders and settlement companies. Additionally, FNIS may sublicense Timeline products and build its own private label derivative products for its customers. As pert of this agreement, FNIS was issued a warrant to buy up to 100,000 shares of Timeline stock at $1.62 per share and, upon appropriate notice, to appoint either an observer of member to the Timeline Board of Directors. The warrants were fully vested upon issuance. The fair value of each warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 4 years. These warrants expire if not exercised by April 2007. The aggregate fair value of these warrants was approximately $84,000 and was recognized as a reduction to license revenue recognized in the first quarter of fiscal 2004.

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

Upon adoption of SFAS No. 142 on April 1, 2002, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination. Likewise, SFAS No. 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim reporting period after adoption. Finally, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with SFAS No. 142 within the first quarter of fiscal 2003. Any impairment loss would have been measured as of April 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

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

As required by SFAS No. 142, the Company ceased amortization of goodwill effective as of April 1, 2002.

The Company performed its annual goodwill impairment test as required by SFAS No. 142 during its fiscal 2003 fourth quarter. The results of this test did not give any indication that goodwill was potentially impaired, and accordingly no amounts were recorded for goodwill impairment in fiscal 2003.

Carrying amounts as of June 30, 2003 and March 31, 2003 are as follows:

                                                June 30, 2003     March 31, 2003
                                                -------------     --------------
Gross carrying amount:
  Goodwill                                       $  194,121         $  194,121
  Acquired technology                               649,981            649,981
  Customer/distributor contracts                    320,000            320,000
                                                 ----------         ----------
    Total                                        $1,164,102         $1,164,102
                                                 ==========         ==========

Accumulated amortization:
  Goodwill                                       $  123,938         $  123,938
  Acquired technology                               649,981            620,216
  Customer/distributor contracts                    320,000            266,226
                                                 ----------         ----------
    Total                                        $1,093,919         $1,010,380
                                                 ==========         ==========
Net book value                                   $   70,183         $  153,722
                                                 ==========         ==========

Each class of intangible assets subject to amortization has a weighted average amortization period of three years.

Amortization of intangible assets was $83,539 and $127,037 in the quarters ended June 30, 2003 and June 30, 2002, respectively. Identifiable intangible assets were fully amortized as of June 30, 2003.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not currently believe that any of its long-lived assets are impaired.

Recent Accounting Pronouncements

In November, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

3. MAJOR CUSTOMERS

During the quarter ended June 30, 2003, one customer comprised approximately 12% of the Company's total revenue and another customer comprised 10% of the Company's total revenue. During the quarter ended June 30, 2002, no customer contributed 10% or more of the Company's total revenue. At June 30, 2003, no customer comprised more than 10% of the Company's accounts receivable balance. At March 31, 2003, approximately 29% of the Company's accounts receivable balance was due from two of the Company's customers.

4. SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses and patent licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2003. During the three months ended June 30, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $120,643 and $141,805, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following tables summarize operations by segment during the three months ended June 30, 2003 and June 30, 2002:

                                                      Three Months Ended 6/30/03
                                   ----------------------------------------------------------------
                                                         Analyst
                                     Timeline           Financials      Eliminations       Total
                                   -----------          ----------      ------------    -----------
Revenues                           $   632,850           430,112         (120,643)      $   942,319
Operating loss                     $  (305,371)           13,124               --       $  (292,247)
Depreciation and amortization      $    15,677            84,969               --       $   100,646
Long lived assets                  $   429,376            75,536               --       $   504,912
Total assets                       $   863,603           581,764               --       $ 1,445,367
                                                      Three Months Ended 6/30/03
                                   ----------------------------------------------------------------
                                                         Analyst
                                     Timeline           Financials      Eliminations       Total
                                   -----------          ----------      ------------    -----------
Revenues                           $   690,921           351,629         (141,805)      $   900,745
Operating (loss) income            $  (303,825)            4,735               --       $  (299,090)
Depreciation and amortization      $    58,203            81,345               --       $   139,548
Long lived assets                  $   733,808           396,725               --       $ 1,130,533
Total assets                       $ 1,244,981           682,083               --       $ 1,927,064

5. GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34"

(FIN No. 45). FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

Indemnification and warranty provisions contained within the Company's customer license and service agreements are generally consistent with those prevalent in its industry. The duration of its product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnifications or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnifications or warranty-related obligations.

6. LITIGATION

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999. In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft's right to sublicense its customers to use Microsoft's SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline's patent. The Company filed an appeal of the lower court's Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company's favor. Microsoft filed a motion for review requesting the Washington Supreme Court hear an appeal of the case. In December 2002, review was denied. On February 14, 2003, the Superior Court entered a new Final Judgment in accord with the Court of Appeals mandate. The time to file any further appeals expired prior to March 31, 2003.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2003, under the respective caption "Other Factors that May Affect Operating Results." When used in this Report, the words "anticipate," "believe," "predict," "intend," "may," "could," "should," "will," "expect," "future," "continue," "estimate," "judgment" and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant or critical to the Company. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

Consulting revenue is recognized in the month the work is performed and invoiced on payment terms of net 30 days. Nonpayment of an invoice could occur in the event of disagreement on the amount billed, dissatisfaction with the work performed, or an unforeseen inability to pay on the part of the customer. However, because consulting projects are typically preapproved by the customer, historically we have experienced very few invoice disputes. Revenue from support agreements is recognized on a straight-line basis over the life of the contract, typically one year, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

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

Allowance for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to accrue a bad debt reserve equal to 1% of any balance less than 60 days since invoice and an additional 5% on any balance over 60 days from invoice. Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance, we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibility of receivables or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure.* Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the life of the patent, which have typical lives of 20 years from the date of the original patent application. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.* We currently do not consider our patents impaired.

Capitalized Internally Developed Software

We capitalize internally developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the project's useful life using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight line method. Useful lives are based on our estimates of the period that the assets will generate revenue, which we have determined to be 3 years. This estimated life is based in large part on our estimates of future cash flows and revenues from those products and intangibles. Material differences may result in the amount and timing of our amortization expense for any period if we made different judgments or utilized different estimates. For example, if we determined the estimate of a useful life of three years is no longer reasonable because either the products and other intangibles were no longer commercially viable or the products and other intangibles were not of significant use in developing and licensing products and generating revenue, we would have to reduce the useful life estimate, thereby increasing quarterly amortization expense.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, capitalized software, capitalized patents, and acquired identifiable amortizable intangibles are amortized over their useful lives. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.

Impairment of Goodwill

The Company evaluates its goodwill, or the excess of acquisition cost over the fair value of net indentifiable assets acquired in a business combination, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level in accordance with the provisions of SFAS No. 142. The Company determined that it has two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials, Ltd.). All goodwill is attributable to the Analyst Financials, Ltd. reporting unit. Future events could cause us to conclude that the impairment indicators exist and that goodwill is impaired.*

RESULTS OF OPERATIONS

Our consolidated financial statements for the first quarter of fiscal 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $265,976 for the first quarter of fiscal 2004 and have incurred recurring net losses from operations over the past several fiscal years. As of June 30, 2003, we had negative net working capital of $226,000. These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004. However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. See "Liquidity and Capital Resources" below.**

Revenues

                                                       Three Months
                                                          Ended
                                                         June 30,
                                                      --------------
                                                      2003      2002      Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                                      $440      $271        62%
Patent licenses                                         --        25       N/M
Maintenance                                            292       271         8%
Consulting and other                                   210       334       (37%)
                                                     ----------------
Total Revenues                                        $942      $901         5%
--------------------------------------------------------------------------------

For the quarter ended June 30, 2003, our total operating revenues were $942,000 compared to $901,000 for the quarter ended June 30, 2002. This represents an increase of approximately 5%. Excluding $25,000 of Patent license revenues in the first quarter of fiscal 2003, total revenues increased by 8% for the quarter ended June 30, 2003 when compared with the quarter ended June 30, 2002. The increase quarter to quarter was mainly due to a 62% increase in software license revenue. However, maintenance revenue also increased by 8%. This was sufficient to offset lower consulting revenue and the fact there was no patent license revenue in the quarter ended June 30, 2003.

The increase in software license revenue was driven by increases in European license fees received through Analyst Financials of 67% while U.S. based operations posted a gain of 58%. We believe this increase is due to several factors. In Europe, we appear to be reaping the benefits of having signed and trained a number of new resellers over the prior year. In U.S.-based operations, we had one large license fee in the amount of $92,000 from FNIS arranged through a single Value Added Reseller which tended to mask continuing weakness in new licenses generated by our OEM resellers. An additional $24,000 received from FNIS was recorded to deferred revenue and is credited to new license revenue at the rate of $2,000 per month. During the quarter ended June 30, 2003 a total of $6,000 was so credited.

Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software. Currently, we have relationships and strategic alliances with more than 30 national and international distribution partners. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. We have continued to release new products in conjunction with national and international distribution partners. Additionally, we intend to expand our geographic marketplace through international partners who can assist in translating our products into additional languages and generate sales in new markets. While we were successful in signing new reseller relationships during fiscal 2003, in the current economic uncertainty, particularly in the United States, it is impossible to predict if our distribution channels will increase software licenses during fiscal 2004 over fiscal 2003.*

Patent license revenue is very sporadic. The timing of fees usually corresponds to the settlement of litigation and, therefore is unpredictable. There was no patent license revenue for the quarter ended June 30, 2003, and $25,000 in the quarter ended June 30, 2002. While we intend to continue to pursue additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 8% to $292,000 for the first quarter of fiscal 2004 as compared to $271,000 for the first quarter of fiscal 2003. The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software. Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party reseller (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users where in second tier maintenance this function is provided to end-users by the reseller. We provide software patches, updates and technical diagnostics under either approach. Both first and second-tier maintenance is typically provided under annually renewable agreements. We receive a smaller portion of the annual support fees for second tier support than we do for first tier support. Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products. Future fiscal 2004 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

The decrease in consulting revenue in comparable quarters ending June 30, 2003 as compared to 2002 is almost entirely due to a decrease in U.S. consulting (decrease of approximately $117,000 out of a total decline of approximately $137,000). In the quarter ended June 30, 2002 we experienced an unusually high demand for consulting due to scheduled upgrades to a new version of Analyst. The consulting revenue in the first quarter of fiscal 2004 is more in line with the amounts generated in quarters two, three and four of fiscal 2003. The level of consulting revenue varies according to the mix of systems directly licensed by Timeline either as a direct sale or through a reseller that does not provide installation and consulting on our products, compared to software provided through those resellers that provide direct installation services to end-users, thereby requiring less of our consulting. Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant increase in consulting projects in fiscal 2004 and, therefore, expect consulting revenue to remain fairly stable for the balance of fiscal 2004.*

Cost of Revenues

                                                     Three Months
                                                         Ended
                                                       June 30,
                                                    ---------------
                                                    2003       2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Software license                                    $ 70       $ 51         37%
Patent licenses                                        4          3         33%
Maintenance, consulting and other                    107        115         (7%)
                                                   -----------------
Total Cost of Revenues                              $181       $169          7%
Percentage of revenues                                19%        19%
--------------------------------------------------------------------------------

Cost of revenues increased 7% for the comparable quarters. However, cost as a percentage of revenue was stable at 19% of revenues in both fiscal 2004 and fiscal 2003. However, where the costs were incurred shifted dramatically between software licensing and consulting. The cost associated with software licensing consists entirely of the amortization of capitalized and acquired software development capitalized costs. This increase reflects the reclassifications noted below. The decrease in costs associated with consulting is reflective of the fact that incentive compensation in consulting causes the costs to trend somewhat in relationship to revenue.

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

                                                    Three Months
                                                       Ended
                                                      June 30,
                                                   ---------------
                                                   2003       2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Gross profit                                       $761       $732          4%
Percentage of revenues                               81%        81%
--------------------------------------------------------------------------------

Gross profit for the first quarter of fiscal 2004 increased by 4% from the comparable period in fiscal 2003, generally in line with the increase in gross revenue. Margins are affected by the volume of business as recorded in total revenue, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and the level of amortization of acquired technologies as reflected in cost of revenues.

Sales and Marketing Expense

                                                    Three Months
                                                        Ended
                                                       June 30,
                                                   ---------------
                                                   2003       2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Sales and marketing                                $275       $183         50%
Percentage of revenues                               29%        20%
--------------------------------------------------------------------------------

Sales and marketing expenses in actual dollar amounts increased by 50% between the three months ended June 30, 2003 and June 30, 2002. The largest increase was due to a payment to a reseller of approximately $65,000 for its efforts in securing the FNIS license.

Our plans to continue to expand our Value Added Reseller (VAR) accounts, which require management of a greater number of relationships per dollar of revenue, will necessitate hiring from one to three additional sales personnel during fiscal 2004.* If accomplished, these additional hires will cause an increase in sales and marketing expense. Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2004 will also be directly impacted by commissions payable with respect to new licenses. Additionally, sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

                                                     Three Months
                                                        Ended
                                                       June 30,
                                                    --------------
                                                    2003      2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Research and development                             200       207        (3%)
Percentage of revenues                                21%       23%
--------------------------------------------------------------------------------

Research and development expenses decreased during the quarter ended June 30, 2003 in actual dollar amounts by 3% compared to the quarter ended June 30, 2002.

Research and development expenses during both periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2004 fiscal year, and research and development head count quarter-to-quarter for the remainder of fiscal 2004 to remain relatively stable.* However, we have instituted a compensation plan that could cause the compensation of the current staff to increase.* All U.S.-based employees may participate in a bonus pool in an amount subject to specified adjustments, that represents 50% of the amount by which U.S. revenue exceeds U.S. internal budgets for each quarter of fiscal 2004. No bonus is to be paid for the results of the first fiscal quarter of 2004.

General and Administrative Expense

                                                    Three Months
                                                       Ended
                                                      June 30,
                                                   --------------
                                                   2003       2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

General and administrative                         $458       $428          7%
Percentage of revenues                               49%        48%
--------------------------------------------------------------------------------

General and administrative expenses increased by 7% between the comparable three-month periods ended June 30, 2003 and 2002. Increases in rents, travel, insurance and professional fees all contributed in part to the increase.

We expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2004 unless the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary or compensation based on reaching gross revenue and net income targets is triggered.**

Patents Expense

                                                     Three Months
                                                         Ended
                                                       June 30,
                                                    --------------
                                                    2003      2002       Change
--------------------------------------------------------------------------------
(Dollars in Thousands)

Patent                                               $20       $72       (72%)
Percentage of revenues                                 2%        8%
--------------------------------------------------------------------------------

Patent expenses for the quarter ended June 30, 2003 decreased significantly from the June 30, 2002 quarter. These expenses vary dramatically depending upon the level of activity required from legal counsel and experts. During the June 30, 2002 quarter, significant discovery was being conducted in the patent litigation against Hyperion Solutions, Inc. that was settled in the September 30, 2002 quarter. For the comparable period of fiscal 2004, no patent litigation was pending and, therefore, legal and expert fees were significantly less. We anticipate undertaking new litigation during fiscal 2004 to protect our patent rights.* Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense increased in the quarter ended June 30, 2003 to $17,000 from $13,000 in the quarter ended June 30, 2002. Alternatively, amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased from $127,000 to $84,000 due to reclassification of certain intangible assets to capitalized software causing a portion of the amortization to be treated as cost of revenue. As of June 30, 2003 all remaining intangible assets acquired have either been fully amortized or reclassified to capitalized software.

Other Income

Other income was $26,000 in the first fiscal quarter of 2004, compared to $17,000 in fiscal 2003. In both quarters the major component of income was from foreign currency exchange fluctuations, offset in part by interest expense.

Income Tax

We recorded income tax expense of approximately $18,000 in the first quarter of fiscal 2003, which resulted from the reclassification of our workforce-in-place intangible asset to goodwill upon adoption of SFAS 142 on April 1, 2002. As a result of the reclassification, we reduced the deferred tax liability related to the acquired identifiable intangibles with a corresponding decrease in goodwill. Due to the reduction in the deferred tax liability, the valuation allowance for deferred tax assets was increased resulting in income tax expense of approximately $18,000.

No income tax expense was recorded in the first quarter of fiscal 2004. All income or loss is offset by appropriate adjustments to the valuation allowance of the Company's net operating loss carry-forwards.

Recent Accounting Pronouncements

In November, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2003, we had negative net working capital of $226,000 (positive working capital position of $406,000 when excluding deferred revenue). In addition, as of June 30, 2003, our cash and cash equivalents were $113,000 and our marketable securities were $24,000, compared to cash and cash equivalents of $168,000 and marketable securities of $19,000 as of March 31, 2003. Total obligations, excluding deferred revenue, totaled approximately $535,000 as of June 30, 2003 compared to approximately $510,000 as of March 31, 2003.

The decrease in our cash and cash equivalents is attributable to losses from operations during the June 30, 2003 quarter. Cash flow was positive for the most recent fiscal year ended March 31, 2003.

During the balance of fiscal 2004, we expect to generate cash from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.* We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, and sales and marketing activities.* We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2004 and beyond.* By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we have adequate resources to fund operations, as well as continued costs and expenses of litigation, through the balance of fiscal 2004.* Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.* Accordingly, we need to contemplate other alternatives to enable the Company to fund continuing operations, including, but not limited to, engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.* None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.* If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.* Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.* The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

      o the ability of our third-party distributors and licensees in selling and marketing our products,
      o     market acceptance of our products,
      o changes in the size or volume of consulting or maintenance contracts with existing clients and potential clients,
      o our ability to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, both internationally and domestically,
      o our decreased emphasis on direct sales, and increased reliance on OEMs and VARs
      o     competition from existing or new product offerings,
      o our ability to motivate and retain our existing employees, including sales and marketing personnel, as well as to attract and hire new employees in the future,
      o our ability to integrate our products with those of our third-party distributors and licensees,
      o our patent licensing strategies and ability to pursue further patent licenses,
      o     the availability of additional financing or capital resources,
      o     the volume and timing of systems sales and licenses,
      o     changes in the level of operating expenses, and
      o     general economic conditions in the software industry.

All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3 Controls and Procedure

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

Item 2. Changes in Securities and Use of Proceeds

In March 2003, two of our officers, Frederick W. Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock, which were issued in April 2003. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.

In April 2003, in connection with a software license agreement, the Company granted to Fidelity National Information Solutions (FNIS) a warrant to buy up to 100,000 shares of Timeline common stock at $1.62 per share. The warrants were fully vested upon issuance and expire if not exercised by April 2007. These warrants were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A report on Form 8-K was filed on May 29, 2003, reporting that a news release was issued on May 28, 2003 announcing the Company's financial results for its 2003 fiscal year and fourth quarter ended March 31, 2003.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Timeline, Inc.
                                        (Registrant)


Date:  August 13, 2003                  By: /s/ Charles R. Osenbaugh
                                           -------------------------------------
                                           Charles R. Osenbaugh
                                           President/Chief Financial Officer

                                           Signed on behalf of registrant and
                                           as principal financial officer.