Form 10QSB
period 2003-09-30
TIMELINE INC
filed 2003-11-14
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                   Commission File Number  1-13524
September 30, 2003

                                 TIMELINE, INC.
        (Exact name of small business issuer as specified in its charter)

          Washington                                             91-1590734
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

                                                                Outstanding at
            Class                                              October 31, 2003
Common Stock, $.01 Par Value                                      4,178,498


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TIMELINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   As of                 As of
                                                                               September 30,           March 31,
                                                                                   2003                  2003
                                                                            --------------------  ------------------
                                 ASSETS
                                 ------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $       96,485        $    167,908
  Marketable securities                                                               19,605              19,486
  Accounts receivable, net of allowance for doubtful
    accounts of $10,334 and $10,164                                                  790,587             590,859
  Prepaid expenses and other                                                         137,925             147,239
                                                                            --------------------  ------------------
                  Total current assets                                             1,044,602             925,492

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $852,600 and $818,906                                               77,797             100,099

CAPITALIZED SOFTWARE, net of accumulated
  amortization of $956,660 and $817,341                                               46,205             185,524

CAPITALIZED PATENTS, net of accumulated
  amortization of $50,303 and $41,229                                                236,771             223,725

INTANGIBLE ASSETS, net of accumulated
  amortization of $969,981 and $886,442                                                   --              83,539

GOODWILL, net of accumulated amortization
  of $123,938                                                                         70,183              70,183
                                                                            --------------------  ------------------
                  Total assets                                                $    1,475,558        $  1,588,562
                                                                            ====================  ==================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                            $      126,983        $     32,844
  Accrued expenses                                                                   471,988             477,056
  Deferred revenues                                                                  612,817             608,301
                                                                             -------------------   -----------------
                  Total current liabilities                                        1,211,788           1,118,201
                                                                             -------------------   -----------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 4,178,498 and 4,165,998 shares issued
    and outstanding                                                                   41,785              41,660
  Additional paid-in capital                                                      10,564,347          10,465,478
  Accumulated other comprehensive loss                                               (82,960)            (47,459)
  Accumulated deficit                                                            (10,259,402)         (9,989,318)
                                                                             -------------------   -----------------
                  Total shareholders' equity                                         263,770             470,361
                                                                             -------------------   -----------------

                  Total liabilities and shareholders' equity                  $    1,475,558        $  1,588,562
                                                                             ===================   =================

   The accompanying notes are an integral part of these financial statements.

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                         Three Months Ended                         Six Months Ended
                                                           September 30,                             September 30,
                                                -------------------------------------     -------------------------------------
                                                     2003                 2002                 2003                 2002
                                                ----------------     ----------------     ----------------    -----------------
REVENUES:
  Software license                                $     449,596        $     258,294         $    890,119        $     529,615
  Patent license                                        150,000            1,049,000              150,000            1,074,000
  Maintenance                                           299,055              273,030              590,772              543,729
  Consulting and other                                  240,411              256,687              450,490              590,412
                                                ----------------     ----------------     ----------------    -----------------
    Total revenues                                    1,139,062            1,837,011            2,081,381            2,737,756

COST OF REVENUES:
  Software license                                       69,659               27,016              139,319               77,864
  Patent license                                          4,642                3,321                9,074                6,426
  Maintenance, consulting and                           107,967              109,944              214,836              225,233
   other
                                                ----------------     ----------------     ----------------    -----------------
    Total cost of revenues                              182,268              140,281              363,229              309,523
                                                ----------------     ----------------     ----------------    -----------------
      Gross profit                                      956,794            1,696,589            1,718,152            2,428,233

OPERATING EXPENSE:
  Sales and marketing                                   250,903              155,332              526,184              338,742
  Research and development                              242,149              207,176              442,075              414,316
  General and administrative                            430,573              384,550              888,634              812,888
  Patents                                                25,059              228,557               44,750              300,714
  Depreciation                                           16,182               12,542               33,289               25,053
  Amortization of intangibles                                --              124,327               83,539              251,364
                                                ----------------     ----------------     ----------------    -----------------
    Total operating expenses                            964,866            1,112,484            2,018,471            2,143,077
                                                ----------------     ----------------     ----------------    -----------------
    (Loss)/income from operations                        (8,072)             584,246             (300,319)             285,156
                                                ----------------     ----------------     ----------------    -----------------

OTHER (EXPENSE) INCOME:
  Loss on sale of securities                                 --             (123,204)                  --             (129,244)
  Interest income and other                               3,964               14,918               30,235               37,898
                                                ----------------     ----------------     ----------------    -----------------
    Total other expense                                   3,964             (108,286)              30,235              (91,346)
                                                ----------------     ----------------     ----------------    -----------------
    (Loss)/income before income taxes
                                                         (4,108)             475,960             (270,084)             193,810
  Provision for income tax                                   --                   --                   --              (18,416)
                                                ================     ================     ================    =================
    Net (loss)/income                             $      (4,108)       $     475,960         $   (270,084)       $     175,394
                                                ================     ================     ================    =================

Basic net earnings (loss) per
  common share                                           $(0.00)              $ 0.12               $(0.06)              $ 0.04
                                                ================     ================     ================    =================
Diluted net earnings (loss) per
  common and common equivalent
  share                                                  $(0.00)              $ 0.11               $(0.06)              $ 0.04
                                                ================     ================     ================    =================
Shares used in calculation of basic
  earnings (loss) per share                           4,178,498            4,126,677            4,176,585            4,125,857
                                                ================     ================     ================    =================
Shares used in calculation of
  diluted earnings (loss) per share                   4,178,498            4,165,998            4,176,585            4,165,178
                                                ================     ================     ================    =================

   The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                              2003                 2002
                                                                        -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities                                   $   (125,332)        $    (55,150)
                                                                        -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (10,613)                  --
  Capitalized patent & software development costs                              (22,120)             (25,575)
  Proceeds from sale of short-term investments                                      --               46,861
                                                                        -----------------    -----------------
    Net cash (used in) provided by investing activities                        (32,733)              21,286
                                                                        -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock warrants                                             83,994                   --
                                                                        -----------------    -----------------
    Net cash provided by financing activities                                   83,994                   --
                                                                        -----------------    -----------------

EFFECT OF FOREIGN EXCHANGE RATE                                                  2,648                3,655

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (71,423)             (30,209)

CASH AND CASH EQUIVALENTS, beginning of period                                 167,908               82,956
                                                                        -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                  $     96,485         $     52,747
                                                                        =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest during year                                      $      3,803         $     11,335

Non-cash transactions:
  Unrealized loss on available for sale securities                        $        119         $         --


    The accompanying notes are an integral part of these financial statements

                                 TIMELINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2003, the Company had negative net working capital of approximately $167,000 and had an accumulated deficit of approximately $10,259,000 with total shareholders' equity of approximately $264,000. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. Our auditors added an explanatory paragraph to their opinion on our 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern. Management believes that current cash and cash equivalent balances are adequate resources to fund operations, as well as costs and expenses of any patent litigation we undertake, through the balance of fiscal 2004. Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

     o exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
     o raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
     o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
     o loans from management or employees, salary deferrals or other cost cutting mechanisms.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America. Results of operations for the six-month periods ended September 30, 2003 are not necessarily indicative of future financial results.

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

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. At September 30, 2003 and March 31, 2003, the Company owned 150,800 shares of Sagent common stock, which had a fair market value of $19,605 and $19,486, respectively.

The Company periodically reviews the carrying value of its available for sale securities to determine if declines in the fair value of securities are other than temporary. Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the issuing company's financial condition and overall industry health. In performing its review in the second quarter of fiscal 2003, the Company determined that declines in the fair value were other than temporary. Accordingly, the Company recorded a loss on the impairment of the available for sale securities of $123,204 in the second fiscal quarter and established a new accounting basis in the securities.

The net six month change in the unrealized loss on available for sale securities of a $119 gain in the period ended September 30, 2003 is composed solely of unrealized holding gains arising during this period. As of September 30, 2003, an unrealized loss of $7,421 on these securities was included as a component of accumulated other comprehensive loss in the Company's balance sheet.

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

Net Loss per Common Share

Basic net income/(loss) per share is the net income or loss divided by the weighted average number of shares outstanding during the year less, for the three and six months ended September 30, 2002, 39,321 issued and outstanding restricted shares of common stock that were subject to repurchase. Diluted net income/(loss) per share is calculated as the net income or loss divided by the sum of the weighted average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is anti-dilutive for all periods presented. The issued and outstanding restricted shares of common stock are dilutive for periods presented where net income was achieved. Therefore, options and warrants have been excluded from the calculation of diluted net income/(loss) per share for all periods presented and restricted shares of common stock have been included in the calculation of net income per share.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 651,508 and 648,867 for the three-month periods ended September 30, 2003 and 2002, respectively.

Comprehensive Loss

Comprehensive (loss)/income for the three and six months ended September 30, 2003 and 2002 was as follows:

                                          Three months ended                         Six months ended
                                          ------------------                         ----------------
                               Sept. 30, 2003       Sept. 30, 2002       Sept. 30, 2003       Sept. 30, 2002
                               --------------       --------------       --------------       --------------
Foreign currency
  translation                     $     (7,254)        $   (11,017)          $  (35,620)         $    (51,125)
Change in unrealized
  (loss)/gain on
  available for sale
  securities                            (4,105)                 --                  119                    --
Net (loss)/income                       (4,108)            475,960             (270,084)              175,394
                                  ------------         -----------           ----------          ------------

Total comprehensive
  (loss)/income                   $    (15,467)        $   464,943           $ (305,585)         $    124,269
                                  ============         ===========           ==========          ============

Accumulated other comprehensive loss consisted of the following at September 30, 2003 and March 31, 2003:

                                                  September 30, 2003        March 31, 2003
                                                  --------------------    --------------------
Unrealized loss on available for sale
  securities                                         $     (7,421)           $       (7,540)
Foreign currency translation adjustment                   (75,539)                  (39,919)
                                                  --------------------    --------------------
                                                     $    (82,960)           $      (47,459)
                                                  ====================    ====================

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25" (FIN No. 44), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method. SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each three and six month period ended September 30, 2003 and 2002, respectively:

                                               Three Months Ended                       Six Months Ended
                                               ------------------                       ----------------
                                      Sept. 30, 2003      Sept. 30, 2002      Sept. 30, 2003       Sept. 30, 2002
                                      --------------      --------------      --------------       --------------
Net (loss)/income, as reported           $    (4,108)        $   475,960          $ (270,084)         $   175,394

Add stock-based employee
compensation expense included in
reported net (loss)/income                        --               3,441              15,000               11,382

Deduct total stock-based employee
compensation expense determined
under fair-value based method for
all awards                                   (11,064)            (17,644)            (38,702)             (41,076)
                                      ----------------    -----------------   -----------------    ----------------

    As adjusted net loss                 $   (15,172)        $   461,757          $ (293,786)         $   145,700
                                      ================    =================   =================    ================

Shares used in basic net
(loss)/income per share                    4,178,498           4,126,677           4,176,585            4,125,857
                                      ================    =================   =================    ================

Shares used in diluted net
(loss)/income per share                    4,178,498           4,165,998           4,176,585            4,165,178
                                      ================    =================   =================    ================

Basic net (loss)/income per share
as reported                                   $(0.00)              $0.12              $(0.06)               $0.04
                                      ================    =================   =================    ================

Diluted net (loss)/income per share
as reported                                   $(0.00)              $0.11              $(0.06)               $0.04
                                      ================    =================   =================    ================

Basic net (loss)/income per share -
as adjusted                                   $(0.00)              $0.11              $(0.07)               $0.04
                                      ================    =================   =================    ================

Diluted net (loss)/income per share
- as adjusted                                 $(0.00)              $0.11              $(0.07)               $0.03
                                      ================    =================   =================    ================

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

Carrying amounts as of September 30, 2003 and March 31, 2003 are as follows:

                                                          September 30, 2003        March 31, 2003
                                                          --------------------    --------------------
Gross carrying amount:
  Goodwill                                                    $    194,121            $    194,121
  Acquired technology                                              649,981                 649,981
  Customer/distributor contracts                                   320,000                 320,000
                                                          --------------------    --------------------
    Total                                                     $  1,164,102            $  1,164,102
                                                          ====================    ====================

Accumulated amortization:
  Goodwill                                                    $    123,938            $    123,938
  Acquired technology                                              649,981                 620,216
  Customer/distributor contracts                                   320,000                 266,226
                                                          --------------------    --------------------
    Total                                                     $  1,093,919            $  1,010,380
                                                          ====================    ====================
Net book value                                                $     70,183            $    153,722
                                                          ====================    ====================

Each class of intangible assets subject to amortization has a weighted average amortization period of three years.

Amortization of intangible assets was $-0- and $124,186 in the quarters ended September 30, 2003 and September 30, 2002, respectively. Identifiable intangible assets were fully amortized as of June 30, 2003.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

3. MAJOR CUSTOMERS

During the quarter ended September 30, 2003, one customer comprised approximately 16% of the Company's total revenue and another customer comprised 13% of the Company's total revenue. For the six-month period ended September 30, 2003, one customer comprised approximately 14% and another customer comprised 12% of the Company's total revenue. During the quarter and six month periods ended September 30, 2002, no customer contributed 10% or more of the Company's total revenue. At September 30, 2003, one customer comprised 15% and a second customer 11% of the Company's account receivable balance, while in the same quarter ended September 30, 2002, one customer comprised 12% of the Company's account receivable balance. At March 31, 2003, approximately 29% of the Company's accounts receivable balance was due from two of the Company's customers.

4. SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses and patent licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company's annual financial statements for the year ended March 31, 2003. During the three months ended September 30, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $135,717 and $105,486, respectively. During the six months ended September 30, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $256,360 and $247,291, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following tables summarize operations by segment during the three and six months ended September 30, 2003 and September 30, 2002:

                                                              Three Months Ended 9/30/03
                                                              --------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----
Revenues                                  $     767,779           507,000          (135,717)     $   1,139,062
Operating (loss)/income                   $    (129,313)          121,241                --      $      (8,072)
Depreciation and amortization             $      14,601             1,581                --      $      16,182
Long lived assets                         $     354,086            76,870                --      $     430,956
Total assets                              $     856,481           619,077                --      $   1,475,558

                                                              Three Months Ended 9/30/02
                                                              --------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----
Revenues                                  $   1,613,408           329,089          (105,486)     $   1,837,011
Operating (loss)/income                   $     586,494            (2,248)               --      $     584,246
Depreciation and amortization             $      58,063            76,665                --      $     136,728
Long lived assets                         $     582,570           396,240                --      $     978,810
Total assets                              $   1,510,216           635,094                --      $   2,145,310

                                                              Six Months Ended 9/30/03
                                                              ------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----
Revenues                                  $   1,400,629           937,112          (256,360)     $   2,081,381
Operating (loss)/income                   $    (434,684)          134,365                --      $    (300,319)
Depreciation and amortization             $      30,278            86,550                --      $     116,828
Long lived assets                         $     354,086            76,870                --      $     430,956
Total assets                              $     856,481           619,077                --      $   1,475,558

                                                              Six Months Ended 9/30/02
                                                              ------------------------
                                                                Analyst
                                            Timeline           Financials       Eliminations         Total
                                            --------           ----------       ------------         -----
Revenues                                  $   2,304,329           680,718          (247,291)     $   2,737,756
Operating (loss) income                   $    (282,667)           (2,489)               --      $    (285,156)
Depreciation and amortization             $     116,409           160,008                --      $     276,417
Long lived assets                         $     582,570           396,240                --      $     978,810
Total assets                              $   1,510,216           635,094                --      $   2,145,310

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

On September 17, 2003 the Company filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its US subsidiary alleging patent infringement in the United States. Under court rules, service of process does not have to occur for a period of time that has not yet expired. Representatives of Cognos and Timeline have been in continuous communication since prior to filing the complaint. Service of process will likely occur in the very near future. Under the complaint, Timeline seeks damages and an injunction against Cognos from any further licensing of certain products and/or product features which allegedly infringe Timeline's U.S. patents. Management believes it is not appropriate to attempt assessing the ultimate outcome of the litigation noted above other than to state it was instituted in good faith and the Company has no reason to believe it will not be able to prove the allegations contained in the complaint.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Item 2. Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2003, under the respective caption "Other Factors that May Affect Operating Results." When used in this Report, the words "anticipate," "believe," "predict," "intend," "may," "could," "will," "expect," "future," "continue," "foresee" and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Consulting revenue is recognized in the month the work is performed and invoiced on payment terms of net 30 days. Nonpayment of an invoice could occur in the event of disagreement on the amount billed, dissatisfaction with the work performed, or an unforeseen inability to pay on the part of the customer. However, because consulting projects are typically pre-approved by the customer, historically we have experienced very few invoice disputes. Revenue from support agreements is recognized on a straight-line basis over the life of the contract, typically one year, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

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

Our consolidated financial statements for the first six months and second quarter of fiscal 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred net losses of $4,108 for the second quarter and $270,084 for the first six months of fiscal 2004 and have incurred recurring net losses from operations over the past several fiscal years. As of September 30, 2003, we had negative net working capital of $167,186. These factors raise substantial doubt about our ability to continue as a going concern.

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

Revenues

                                    Three Months Ended                          Six Months Ended
                                      September 30,                              September 30,
                                    2003          2002         Change          2003           2002         Change
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)
Software license                  $   450       $   258          74%           $  890       $   530          68%
Patent license                        150         1,049         (86%)             150         1,074         (86%)
Maintenance                           299           273          10%              591           544           9%
Consulting and other                  240           257          (7%)             450           590         (24%)
                                ------------- -------------               --------------- -------------
Total revenues                     $1,139        $1,837         (38%)          $2,081        $2,738         (24%)
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------

For the quarter ended September 30, 2003, our total operating revenues were $1,139,000 compared to $1,837,000 for the quarter ended September 30, 2002. This represents an overall decrease of approximately 38%. However, excluding patent license revenues, revenue would have increased by 26% overall. Patent license revenue for the quarter and six months ended September 30, 2003 was 86% less than the patent license revenue generated in the quarter and six months ended September 30, 2002. Large variations in patent license revenue is normal as patent license fees have historically been derived from one time fees as opposed to royalties based upon licensee sales.

An increase in software license revenue of 74% for comparable fiscal quarters was driven by increases in both European and U.S. based license fees received from new licensees of our software. We believe this increase is due to several factors. In Europe, we are reaping the benefits of having signed and trained a number of new resellers over the prior year who are now successfully licensing our products. In U.S.-based operations, we had one large license fee in the amount of $99,000 from Fidelity National Information Systems, Inc. (FNIS) arranged through a single Value Added Reseller. This large U.S. fee was the second (and final) initial license fee from FNIS and was contingent upon certain events that did not come about until the quarter ended September 30, 2003. A prior fee of $92,000 was accounted for in the first quarter of fiscal 2004. The cumulative effect of these two fees contributed substantially to the increase of 68% in comparable license fees between the six month periods ended September 30 of 2003 and 2002, respectively. They also offset continuing weakness in new licenses generated by several of our U.S. OEM resellers. In the quarter and six month periods ended September 30, 2003 and 2002, our software license revenue was generated in approximately equal amounts from the U.S. and Europe.

Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as our software is generally licensed as part of their package of software. Currently, we have relationships and strategic alliances with more than 30 national and international distribution partners. We believe there is continued weakness in the enterprise resource planning (ERP) and accounting software markets, which directly affects the sale and distribution of our products as an additional module on their products or as an "after-market" add-on. We have continued to release new products in conjunction with national and international distribution partners. Additionally, we intend to expand our geographic marketplace through international partners who can assist in translating our products into additional languages with the goal of generating sales in new markets.* While we were successful in signing new reseller relationships during fiscal 2003, in the current economic uncertainty, particularly in the United States, it is impossible to predict if our distribution channels will increase software licenses during fiscal 2004 over fiscal 2003.* Due to an increased number of reseller relationships in Europe, we expect our European operations will continue to show favorable revenue comparisons to the prior year for the remainder of fiscal 2004.* Notwithstanding the improvements we have seen in our software license activity, historically our third fiscal quarter (ended December 31) is a seasonally slow period, particularly in Europe due to the holidays, and we do not expect to match the second quarter strong revenue growth in the upcoming third quarter.*

Patent license revenue is very sporadic. The timing of fees often corresponds to the settlement of litigation and, therefore, is unpredictable. While we intend to continue to pursue additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 10% to $299,000 for the second quarter of fiscal 2004 as compared to $273,000 for the second quarter of fiscal 2003. The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software. Our software maintenance service is provided either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance). In first-tier maintenance, we provide telephone response and diagnosis to end users where in second-tier maintenance this function is provided to end-users by the reseller. We provide software patches, updates and technical diagnostics under both approaches. Our first and second-tier maintenance is typically provided under annually renewable agreements. We receive a smaller portion of the annual support fees for second-tier support than we do for first-tier support, which generates the majority of our maintenance revenue. Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products. Our non-renewal rate on maintenance agreements has not been material for the periods reported. Future fiscal 2004 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

The decrease in consulting revenue in the quarter and six-month periods ending September 30, 2003 as compared to the quarter and six-month periods ended September 30, 2002 was the result of an unusually high level of consulting revenue generated in the first two quarters of fiscal 2003. In the six-month period ended September 30, 2002 we experienced an increased demand for consulting due to scheduled upgrades to a new version of our Analyst software. The consulting revenue in the first six months of fiscal 2004 is more in line with what we believe will be sustainable with current staffing.* The level of consulting revenue varies according to the mix of systems directly licensed by Timeline either as a direct sale or through a reseller that does not provide installation and consulting on our products, compared to software provided through those resellers that provide direct installation services to end-users, thereby requiring less of our consulting. Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant increase in consulting projects in fiscal 2004 and, therefore, expect consulting revenue to remain fairly stable quarter to quarter for the balance of fiscal 2004.*

Cost of Revenues

                                    Three Months Ended                          Six Months Ended
                                      September 30,                              September 30,
                                    2003          2002         Change          2003           2002         Change
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------
(Dollars in Thousands)
Software license                       70            27         159%             139             78           78%
Patent license                          5             3          67%               9              6           50%
Maintenance, consulting
  and other                           107           110          (3%)            215            225           (4%)
                                ------------- -------------               --------------- -------------
Total cost of revenues                182           140          30%             363            309           17%
Percentage of revenues                 16%            8%                          17%            11%
------------------------------- ------------- ------------- ------------- --------------- ------------- -------------

Cost of revenues increased 30% for the comparable quarters and 17% for the six-month periods ended September 30, 2003 over September 30, 2002. Additionally, cost as a percentage of revenues increased in fiscal 2004 when compared to fiscal 2003. These increases were primarily the result of increases in our software licensing costs. The cost associated with software licensing consists entirely of the amortization of capitalized and acquired software development costs. This increase reflects the reclassifications explained below, representing approximately $45,000 and $90,000, respectively, for the quarter and six-months ended September 30, 2003. If the effect of the reclassification were removed, the total cost of revenues for fiscal 2004 would reflect a slight decrease for both the quarter and six month periods when compared to fiscal 2003. The comparative costs associated with consulting and the increase in cost associated with patent licenses are not materially different in dollar amounts for the quarter and six-month periods ended September 30, 2003 and 2002.

In the fourth quarter of fiscal 2003, we reclassified certain acquired technology from intangible assets to capitalized software. This was the result of this technology now being incorporated in a commercial product which became part of new license deliverables beginning in the fourth quarter of fiscal 2003. The effect of this change caused amortization of these assets to be included in cost of revenues rather than amortization of intangibles under operating expenses. These assets were acquired as part of the December 2000 acquisition of WorkWise Software, Inc. The original amount of the acquisition costs allocated to this asset was $554,000. It has been amortized over a useful life of three years starting in December 2000 ($15,000 per month) as part of amortization of intangibles. The net remaining amount included in intangible assets of $185,000 as of December 31, 2002 and then reclassified to capitalized software continued to be amortized at the same rate of $15,000 per month during the fourth quarter of fiscal 2003 and the first two quarters of fiscal 2004. The remaining $46,000 will be fully amortized during the third quarter of fiscal 2004.*

Gross Profit

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2003          2002        Change          2003           2002        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)
Gross profit                              $  957        $1,697        (44%)         $1,718         $2,428       (29%)
Percentage of revenues                        84%           92%                         83%            89%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

Gross profit for the second quarter and six-month period of fiscal 2004 decreased by 44% and 29%, respectively, from the comparable period in fiscal 2003. Margins are affected by the volume of business as recorded in total revenue, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and the level of amortization of acquired technologies as reflected in cost of revenues. There is a dramatic swing in revenue between the comparable periods caused by the significantly higher patent license fees recorded in the second quarter of fiscal 2003. Patent license fees tend to have a much lower cost of revenue than other revenue categories. Additionally, the reclassification of certain acquired technology from intangible assets to capitalized software, described above in Cost of Revenues, contributed to the decrease in gross profit in the quarter and six months ended September 30, 2003, when compared to comparable periods ended September 30, 2002. Consequently, these factors affected gross margin percentages significantly while actual cost of revenue varied less so.

Sales and Marketing Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2003          2002        Change          2003           2002        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)
Sales and marketing                        $251          $155          62%           $526           $339         55%
Percentage of revenues                       22%            8%                         25%            12%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

Sales and marketing expenses in actual dollar amounts increased by 62% between the three months ended September 30, 2003 and September 30, 2002. The largest increase was due to an accrued payment to a reseller of approximately $35,000 for its efforts in securing a direct sale by the company of the FNIS license. This was in addition to a similar payment of approximately $65,000 in the first quarter of fiscal 2004. The remaining increases are due to higher commissions and bonus compensation paid to employees because of increased performance in the quarter and six months ended September 30, 2003.

Our plans are to continue to expand our Value Added Reseller (VAR) accounts, which require management of a greater number of relationships per dollar of revenue. We employed one new sales person during the first six months and intend to employ one to two additional sales personnel during the third quarter of fiscal 2004.* These additional hires will cause an increase in sales and marketing expense.* Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2004 will also be directly impacted by commissions payable with respect to new licenses.* Additionally, sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2003          2002        Change          2003           2002        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)
Research & development                     $242          $207          17%           $442           $414          7%
Percentage of revenues                       21%           11%                         21%            15%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

Research and development expenses increased during the quarter ended September 30, 2003 in actual dollar amounts by 17% compared to the quarter ended September 30, 2002. This increase caused the six month comparative periods to reflect a 7% increase during the fiscal year to date. This increase is attributable in large part to accruals under the bonus program adopted by the Company which triggered bonuses for most employees for the September 30, 2003 quarter based upon results for the quarter exceeding budget. No bonus was paid for the results of the first fiscal quarter of 2004.

Research and development expenses during both periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages. We anticipate such efforts will continue throughout the remainder of the 2004 fiscal year, and research and development head count quarter-to-quarter for the remainder of fiscal 2004 will remain relatively stable.*

General and Administrative Expense

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2003          2002        Change          2003           2002        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)
General & administrative                   $431          $385          12%           $889           $813          9%
Percentage of revenues                       38%           21%                         43%            30%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

General and administrative expenses increased by 12% between the comparable three-month periods and 9% between the six-month periods ended September 30, 2003 and 2002. Increases in insurance and professional fees contributed in part to the increase. Also, results for the second quarter of fiscal 2004 include some bonus compensation based on results for the quarter exceeding budget.

We expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2004 unless the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary or compensation based on reaching gross revenue and net income targets is triggered.**

Patent Expenses

                                           Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                           2003          2002        Change          2003           2002        Change
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------
(Dollars in Thousands)
Patent                                     $25           $229         (89%)          $45            $301        (85%)
Percentage of revenues                       2%            12%                         2%             11%
-------------------------------------- ------------- ------------- ------------ --------------- ------------- -----------

Patent expenses for the comparable periods ended September 30, 2003 decreased significantly from September 30, 2002. These expenses vary significantly depending upon the level of activity required from legal counsel and experts. During the September 30, 2002 quarter, considerable activity occurred in the patent litigation against Hyperion Solutions, Inc. that was settled in that quarter. For the comparable period of fiscal 2004, the majority of patent activity was under contingent fee agreements with outside counsel and no expert fees or other significant costs were incurred. We have entered into litigation during fiscal 2004 to protect our patent rights.* Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense increased in the quarter ended September 30, 2003 to $16,000 from $13,000 in the quarter ended September 30, 2002. Alternatively, amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased from $128,000 to zero due to reclassification of certain intangible assets to capitalized software and the completion of amortization of intangibles from the acquisition of Analyst Financials Limited. These assets were amortized over a 36 month period which ended June 30, 2003. Consequently, as of September 30, 2003, all remaining intangible assets acquired have either been fully amortized or reclassified to capitalized software.

Other Income

Other income was $4,000 in the second fiscal quarter of 2004, compared to a loss of $108,000 in fiscal 2003. In the quarter ended September 30, 2003, the major component of other income was from foreign currency exchange fluctuations, offset in part by interest expense. In the comparable quarter ended September 30, 2002, the dominant factor was losses on marketable securities.

Income Tax

We recorded income tax expense of approximately $18,000 in the first quarter of fiscal 2003, which resulted from the reclassification of our workforce-in-place intangible asset to goodwill upon adoption of SFAS 142 on April 1, 2002. As a result of the reclassification, we reduced the deferred tax liability related to the acquired identifiable intangibles with a corresponding decrease in goodwill. Due to the reduction in the deferred tax liability, the valuation allowance for deferred tax assets was increased, resulting in income tax expense of approximately $18,000.

No income tax expense was recorded in the second fiscal quarter of fiscal 2003 nor either of the first two quarters of fiscal 2004. All income or loss is offset by appropriate adjustments to the valuation allowance of the Company's net operating loss carry-forwards.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2003, we had negative net working capital of $167,000. In addition, as of September 30, 2003, our cash and cash equivalents were $96,000 and our marketable securities were $20,000, compared to cash and cash equivalents of $168,000 and marketable securities of $19,000 as of March 31, 2003. Total obligations, excluding deferred revenue, totaled approximately $599,000 as of September 30, 2003 compared to approximately $510,000 as of March 31, 2003. Total accounts receivable, excluding the allowance for doubtful accounts, was approximately $791,000 in the quarter ended September 30, 2003 and $591,000 at March 31, 2003.

The decrease in our cash and cash equivalents is attributable to losses from operations during the six-month period ended September 30, 2003. Cash flow year-to-date is negative $71,000 and was positive for the most recent fiscal year ended March 31, 2003.

During the balance of fiscal 2004, we expect to generate cash from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.* We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, patent litigation and sales and marketing activities.* We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2004 and beyond.* By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we have adequate resources to fund operations, as well as costs and expenses of any patent litigation we undertake, through the balance of fiscal 2004.* Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.* Accordingly, we need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.* None of these potential alternatives may be available to us, or may only be available on unfavorable terms.* If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.* Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.* The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------

Based on the evaluation as of the end of the period covered by this report, our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls
--------------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2003 we filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its US subsidiary alleging patent infringement in the United States. Under court rules, service of process does not have to occur for a period of time that has not yet expired. Representatives of Cognos and Timeline have been in continuous communication since prior to filing the complaint. Service of process will likely occur in the very near future. Under the complaint, Timeline seeks damages and an injunction against Cognos from any further licensing of certain products and/or product features which allegedly infringe Timeline's U.S. patents. We believe it is not appropriate to attempt assessing the ultimate outcome of the litigation noted above other than to state it was instituted in good faith and we have no reason to believe we will not be able to prove the allegations contained in the complaint.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

Except as described above, we are not a party to any material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on September 18, 2003, two director nominees were duly elected on the following vote for three-year terms expiring at the 2006 annual meeting of shareholders:

                                        Affirmative Votes                Votes Withheld
                                        -----------------                --------------
     Donald K. Babcock                      3,456,772                           30,631
     Kent L. Johnson                        3,258,427                            9,650

Directors Frederick W. Dean and Terry Harvey continued in office as directors for terms expiring at the 2004 annual meeting of shareholders, and Director Charles R. Osenbaugh continued in office as director for the term expiring at the 2005 annual meeting of shareholders. Director Robert B. Wallace resigned his position on the Board of Directors, effective July 31, 2003.

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

(b) Reports on Form 8-K:

A report on Form 8-K was filed on August 14, 2003, reporting that a news release was issued on August 12, 2003 announcing the Company's financial results for its fiscal 2004 first quarter ended June 30, 2003.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Timeline, Inc.
                                        (Registrant)

Date: November 13, 2003                 By: /s/ Charles R. Osenbaugh
                                            ------------------------------------
                                            Charles R. Osenbaugh
                                            President/Chief Financial Officer

                                            Signed on behalf of registrant and
                                            as principal financial officer.