Form 10QSB
period 2003-12-31
TIMELINE INC
filed 2004-02-12
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003	Commission File Number 1-13524

TIMELINE, INC.
 (Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
 (Address of principal executive offices)

(425) 822-3140
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 30, 2004
Common Stock, $.01 Par Value	4,178,498

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of December 31, 2003	As of March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,832	$167,908
Marketable securities	18,096	19,486
Accounts receivable, net of allowance for doubtful accounts of $9,603 and $10,164	501,209	590,859
Prepaid expenses and other	75,987	147,239

Total current assets	737,124	925,492
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $869,320 and $818,906	72,534	100,099
CAPITALIZED SOFTWARE, net of accumulated amortization of $1,002,865 and $817,341	—	185,524
CAPITALIZED PATENTS, net of accumulated amortization of $55,135 and $41,229	236,842	223,725
INTANGIBLE ASSETS, net of accumulated amortization of $969,981 and $886,442	—	83,539
GOODWILL, net of accumulated amortization of $123,938	70,183	70,183

Total assets	$1,116,683	$1,588,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,181	$32,844
Accrued expenses	373,951	477,056
Deferred revenues	640,480	608,301

Total current liabilities	1,072,612	1,118,201

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,178,498 and 4,165,998 shares issued and outstanding	41,785	41,660
Additional paid-in capital	10,564,347	10,465,478
Accumulated other comprehensive loss	(102,018)	(47,459)
Accumulated deficit	(10,460,043)	(9,989,318)

Total shareholders’ equity	44,071	470,361

Total liabilities and shareholders’ equity	$1,116,683	$1,588,562

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2003 and 2002
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

REVENUES:
Software license	$301,509	$241,590	$1,191,628	$771,205
Patent license	—	—	150,000	1,074,000
Maintenance	327,384	285,258	918,156	828,987
Consulting and other	233,806	161,818	684,296	752,229

Total revenues	862,699	688,666	2,944,080	3,426,421
COST OF REVENUES:
Software license	46,205	45,939	185,524	123,804
Patent license	4,831	3,394	13,905	9,820
Maintenance, consulting and other	102,490	82,124	317,326	307,356

Total cost of revenues	153,526	131,457	516,755	440,980

Gross profit	709,173	557,209	2,427,325	2,985,441
OPERATING EXPENSE:
Sales and marketing	285,774	156,705	811,958	495,447
Research and development	212,323	175,855	654,398	590,171
General and administrative	379,251	350,906	1,267,885	1,163,793
Patents	31,992	25,350	76,742	326,064
Depreciation	16,060	9,329	49,349	34,382
Amortization of intangibles	—	124,331	83,539	375,695

Total operating expenses	925,400	842,476	2,943,871	2,985,552

Loss from operations	(216,227)	(285,267)	(516,546)	(111)

OTHER (EXPENSE) INCOME:
Loss on sale of securities	—	—	—	(129,244)
Interest income, net and other	15,586	13,089	45,821	50,987

Total other income (expense)	15,586	13,089	45,821	(78,257)

Loss before income taxes	(200,641)	(272,178)	(470,725)	(78,368)
Provision for income tax	—	—	—	(18,416)

Net loss	$(200,641)	$(272,178)	$(470,725)	$(96,784)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.11)	$(0.02)

Shares used in calculation of basic and diluted loss per share	4,178,498	4,126,677	4,177,225	4,126,132

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2003 and 2002
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,758)	$37,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,559)	(19,911)
Capitalized patent & software development costs	(27,023)	(30,960)
Proceeds from sale of short-term investments	—	46,861

Net cash used in investing activities	(47,582)	(4,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock warrants	83,994	—

Net cash provided by financing activities	83,994	—

EFFECT OF FOREIGN EXCHANGE RATE	(2,730)	3,416
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,076)	37,256
CASH AND CASH EQUIVALENTS, beginning of period	167,908	82,956

CASH AND CASH EQUIVALENTS, end of period	$141,832	$120,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during year	$6,142	$12,242
Non-cash transactions:
Unrealized loss on available for sale securities	$1,390	$—

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company).  The Company, which is headquartered in Bellevue, Washington and has operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Timeline’s software products are designed to automatically access and distribute business information with full accounting control.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2003, the Company had negative net working capital of approximately $335,000 and had an accumulated deficit of approximately $10,460,000 with total shareholders’ equity of approximately $44,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors added an explanatory paragraph to their opinion on our 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern.  Management believes that current cash and cash equivalent balances are adequate resources to fund operations, as well as costs and expenses of any patent litigation we undertake, through the balance of fiscal 2004.  Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

•	exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
•	raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
•	forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
•	loans from management or employees, salary deferrals or other cost cutting mechanisms.

None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.  There can be no assurance that any of these alternatives will be successful.  If the Company is unable to obtain sufficient cash when needed to fund its operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations.

The Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the nine-month period ended December 31, 2003 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the fiscal year ended March 31, 2003, as previously reported in the Company’s Form 10-KSB.

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

The Company has accounted for these securities as available for sale securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  Accordingly, these securities are stated at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company’s balance sheet.  Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.  At December 31, 2003 and March 31, 2003, the Company owned 150,800 shares of Sagent common stock, which had a fair market value of $18,096 and $19,486, respectively.  There are currently no restrictions on the sale of these securities.

The Company periodically reviews the carrying value of its available for sale securities to determine if declines in the fair value of securities are other than temporary.  Factors considered by the Company in its review include the time period and extent for which the quoted market prices were less than the accounting basis, the issuing company’s financial condition and overall industry health.  In performing its review in the second quarter of fiscal 2003, the Company determined that declines in the fair value were other than temporary.  Accordingly, the Company recorded a loss on the impairment of the available for sale securities of $123,204 in the second quarter of fiscal 2003 and established a new accounting basis in the securities.

The net nine month change in the unrealized loss on available for sale securities of a $1,390 loss in the period ended December 31, 2003 is composed solely of unrealized holding losses arising during this period.  As of December 31, 2003, an unrealized loss of $8,930 on these securities was included as a component of accumulated other comprehensive loss in the Company’s balance sheet.

Revenue Recognition

The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9).  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, the Company accounts for the fee as not being fixed and determinable.  In these cases, it defers revenue and recognizes it when it becomes due and payable.

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

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met.  Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor’s or reseller’s contractual reporting obligations.

In all other cases, the Company recognizes revenue when delivery to the end user has occurred and the amount due from the reseller is fixed and determinable.  Most resellers are required to contact Timeline directly to request Timeline provide a “key” to the reseller’s customer that allows the software to operate.  In those situations, Timeline invoices the reseller at the time the key is released to the customer indicating the software has been loaded on a unique customer machine.  Some resellers have the right to distribute keys to their own customers, in which case the reseller distributes a copy of the software and then provides a “key” to the end user.  The reseller is contractually required to have a binding license or purchase order in place with the end user before the end user is allowed to physically load the Timeline software on a unique machine.  These distributors report to Timeline on a monthly or quarterly basis the number and dollar amount of licenses they have distributed in the prior period; i.e. the ‘keys’ utilized.  Based upon that report, Timeline then invoices the reseller.  Timeline records revenue at the time of invoice for the period covered.  There are no return rights offered to either the reseller or the end user.

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

With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements” (SAB 104).

Net Loss per Common Share

Basic and diluted net loss per share is the net loss divided by the weighted average number of shares outstanding during the period.  The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 615,625 and 644,804 for the three-month periods ended December 31, 2003 and 2002, respectively.

Comprehensive Loss

Comprehensive loss for the three and nine months ended December 31, 2003 and 2002 was as follows:

	Three months ended		Nine months ended

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002

Foreign currency translation	$(17,549)	$(17,298)	$(53,169)	$(68,423)
Change in unrealized (loss)/gain on available for sale securities	(1,509)	18,096	(1,390)	18,096
Net loss	(200,641)	(272,178)	(470,725)	(96,784)

Total comprehensive loss	$(219,699)	$(271,380)	$(525,284)	$(147,111)

Accumulated other comprehensive loss consisted of the following at December 31, 2003 and March 31, 2003:

	December 31, 2003	March 31, 2003

Unrealized loss on available for sale securities	$(8,930)	$(7,540)
Foreign currency translation adjustment	(93,088)	(39,919)

	$(102,018)	$(47,459)

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each three and nine month period ended December 31, 2003 and 2002, respectively:

	Three Months Ended		Nine Months Ended

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002

Net loss, as reported	$(200,641)	$(272,178)	$(470,725)	$(96,784)
Add stock-based employee compensation expense included in reported net loss	—	3,441	15,000	14,823
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	(10,188)	(17,091)	(48,890)	(58,167)

As adjusted net loss	$(210,829)	$(285,828)	$(504,615)	$(140,128)

Shares used in basic and diluted net loss per share	4,178,498	4,126,677	4,177,225	4,126,132

Basic and diluted net loss per share as reported	$(0.05)	$(0.07)	$(0.11)	$(0.02)

Basic and diluted net loss per share – as adjusted	$(0.05)	$(0.07)	$(0.12)	$(0.03)

Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes options-pricing model.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144).

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

Upon adoption of SFAS No. 142 on April 1, 2002, the Company reclassified a workforce-in-place intangible asset with an unamortized balance of $54,167 to goodwill.  As a result of the reclassification of the workforce-in-place intangible asset to goodwill and the corresponding reduction in the related deferred tax liability, the Company’s valuation allowance for deferred tax assets was increased resulting in income tax expense of $18,416.  The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate.

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

Carrying amounts as of December 31, 2003 and March 31, 2003 are as follows:

	December 31, 2003	March 31, 2003

Gross carrying amount:
Goodwill	$194,121	$194,121
Acquired technology	649,981	649,981
Customer/distributor contracts	320,000	320,000

Total	$1,164,102	$1,164,102

Accumulated amortization:
Goodwill	$123,938	$123,938
Acquired technology	649,981	620,216
Customer/distributor contracts	320,000	266,226

Total	$1,093,919	$1,010,380

Net book value	$70,183	$153,722

Each class of intangible assets subject to amortization has a weighted average amortization period of three years.

Amortization of intangible assets was $-0- and $124,331 in the quarters ended December 31, 2003 and December 31, 2002, respectively.  Identifiable intangible assets were fully amortized as of June 30, 2003.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  The Company does not currently believe that any of its long-lived assets are impaired.

Recent Accounting Pronouncements

In November, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 became effective for periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB 104 did not have a material effect on the Company’s financial position and results of operations.

3.  MAJOR CUSTOMERS

During the quarter and nine-month period ended December 31, 2003, one customer comprised approximately 11% of the Company’s total revenue.  During the quarter and nine month periods ended December 31, 2002, no customer contributed 10% or more of the Company’s total revenue.   At December 31, 2003, no customer comprised 10% or more of the Company’s accounts receivable balance, while in the same quarter ended December 31, 2002, two customers each comprised 12% and a third comprised 10% of the Company’s accounts receivable balance.  At March 31, 2003, approximately 29% of the Company’s accounts receivable balance was due from two of the Company’s customers.

4.  SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.).  Both segments generate revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company’s annual financial statements for the year ended March 31, 2003.  During the three months ended December 31, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $118,651 and $92,619, respectively.  During the nine months ended December 31, 2003 and 2002, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $375,011 and $339,910, respectively.  These intersegment transactions are recorded at market rates as if the transactions occurred with third parties.  The following tables summarize operations by segment during the three and nine months ended December 31, 2003 and December 31, 2002:

	Three Months Ended 12/31/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$566,932	414,418	(118,651)	$862,699
Operating (loss)/income	$(214,948)	(1,279)	—	$(216,227)
Depreciation and amortization	$13,708	2,351	—	$16,059
Long lived assets	$297,439	82,120	—	$379,559
Total assets	$621,932	494,751	—	$1,116,683

	Three Months Ended 12/31/02

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$440,306	340,979	(92,619)	$688,666
Operating (loss)/income	$(340,138)	54,871	—	$(285,267)
Depreciation and amortization	$54,987	78,673	—	$133,660
Long lived assets	$581,674	240,266	—	$821,940
Total assets	$1,207,550	477,757	—	$1,685,307

	Nine Months Ended 12/31/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$1,967,561	1,351,530	(375,011)	$2,944,080
Operating (loss)/income	$(649,632)	133,086	—	$(516,546)
Depreciation and amortization	$43,986	88,902	—	$132,888
Long lived assets	$297,439	82,120	—	$379,559
Total assets	$621,932	494,751	—	$1,116,683

	Nine Months Ended 12/31/02

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$2,744,634	1,021,697	(339,910)	$3,426,421
Operating (loss) income	$(57,470)	57,359	—	$(111)
Depreciation and amortization	$171,393	238,684	—	$410,077
Long lived assets	$581,674	240,266	—	$821,940
Total assets	$1,207,550	477,757	—	$1,685,307

5.  GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45).  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.  In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry.  The duration of its product warranties generally does not exceed 90 days following delivery of its products.  The Company has not incurred significant obligations under customer indemnifications or warranty provisions historically and does not expect to incur significant obligations in the future.  Accordingly, the Company does not maintain accruals for potential customer indemnifications or warranty-related obligations.

6.  LITIGATION

On September 17, 2003, the Company filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its US subsidiary, Cognos Corporation, alleging patent infringement in the United States.  In the complaint, Timeline is seeking damages and an injunction against Cognos from any further licensing of certain products and/or product features which Timeline believes infringe its U.S. patents.  In January 2004, Cognos filed its Answer and also brought Counterclaims against Timeline challenging the validity of its patents.  Although the Company cannot predict the ultimate outcome of the litigation, the results will likely be materially positive to the Company if it receives a favorable judgment and would be materially detrimental to it if Cognos were to obtain a judgment invalidating any of Timeline’s patents.  The Company’s complaint was instituted in good faith and the Company has no reason to believe it will not be able to prove the allegations contained in the complaint.  The parties are currently in negotiations for a potential settlement, but have not reached a definitive settlement agreement.  The Company intends to pursue this matter vigorously.  No trial date has been set for this action, but it is anticipated that trial will occur in the first six months of calendar 2005 if settlement is not reached.

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

In July 1999, the Company was served a complaint by Microsoft Corporation in the Superior Court of Washington for King County alleging breach of contract regarding a Patent License Agreement signed by both companies in June 1999.  In December 2000, the Court issued a Memorandum Decision and in January 2001 issued a Final Judgment in the lawsuit holding the language of the agreement would support Microsoft’s right to sublicense its customers to use Microsoft’s SQL Server by adding code or software products to it so long as the added code or software does not itself independently infringe Timeline’s patent.  The Company filed an appeal of the lower court’s Final Judgment in the Washington State Court of Appeals, and in March 2002 the Appellate Court remanded the case to the Superior Court and ordered it to enter a judgment in the Company’s favor.  Microsoft filed a motion for review requesting the Washington Supreme Court hear an appeal of the case.  In December 2002, review was denied.  On February 14, 2003, the Superior Court entered a new Final Judgment in accord with the Court of Appeals mandate.  The time to file any further appeals expired prior to March 31, 2003.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2003, under the respective caption “Other Factors that May Affect Operating Results.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “will,” “expect,” “future,” “continue,” “foresee” and variations of such words and similar expressions as they relate to us are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

Timeline develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Our software products are designed to streamline key business activities for workplace efficiency, by enabling customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls, to integrate software programs developed at different times, and to automate notification messages pertaining to specific events and business processes.  Our primary software products include Timeline® Analyst, Timeline® Data Server, WorkWise®, Business Alerts® and WorkWise® Data Agent Server.  In addition, we hold a number of patents that arose from our work using data marts as a means to provide our software products, and we have been granted five patents by the U.S. Patent and Trademark Office on our technology (consisting of 126 issued claims) and have been granted patents in several other countries.  As part of our business strategy, we seek opportunities to license this patented technology to third parties.

Our consolidated financial statements for the first nine months and third quarter of fiscal 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred net losses of $200,641 for the third quarter and $470,725 for the first nine months of fiscal 2004 and have incurred recurring net losses from operations over the past several fiscal years.  As of December 31, 2003, we had negative net working capital of $335,488.  These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our current cash, cash equivalents, marketable securities, and any net cash provided by operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004.  However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings.  See “Liquidity and Capital Resources” below.**

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified below some of our accounting policies that we consider critical to our business operations and an understanding of our results of operations.  This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant or critical.  The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2003.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.  There can be no assurance that actual results will not differ from those estimates.*  Material differences could result in the amount and timing of our results reported on our financial statements for any period if management made different judgments or utilized different estimates.*  Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report, including under the caption “Other Factors that May Affect Operating Results.”  We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

For all software licenses, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement.  Licenses through our resellers are evidenced by a master agreement governing the relationship.  For software license fees which do not include customization or consulting services, delivery typically occurs when the product is shipped to a customer.  We offer a 90 day money-back warranty if the software does not perform in accordance with our published specifications.  However, within the 90 days, we have the right to correct any valid issues.  Historically we have had few or no warranty claims resulting in a refund.  However, if our belief that the software will work in accordance with published standards proved to be inaccurate, we could be subject to refund claims which, on average, would equal 25% of our annual license fee revenue.

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

We recognize revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collectibility is probable.  Once minimum royalties have been received, additional royalties are recognized as revenue when earned, based on the distributor’s or reseller’s contractual reporting obligations.

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

Impairment of Goodwill

We evaluate  our goodwill, or the excess of acquisition cost over the fair value of net identifiable assets acquired in a business combination, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level in accordance with the provisions of SFAS No. 142.  We have two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials, Ltd.).  All goodwill is attributable to the Analyst Financials, Ltd. reporting unit, and currently we do not consider our goodwill to be impaired.  Future events could cause us to conclude that the impairment indicators exist and that goodwill is impaired.*

RESULTS OF OPERATIONS

Revenues

	Three Months Ended December 31			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Software license	$302	$242	25%	$1,192	$771	55%
Patent license	—	—	N/A	150	1,074	(86)%
Maintenance	327	285	15%	918	829	11%
Consulting and other	234	162	44%	684	752	(9)%

Total revenues	$863	$689	25%	$2,944	$3,426	(14)%

For the quarter ended December 31, 2003, our total operating revenues were $863,000 compared to $689,000 for the quarter ended December 31, 2002.  This represents an overall increase of approximately 25%.  Patent license revenue for the quarter was zero and for the nine months ended December 31, 2003 was 86% less than the patent license revenue generated in the nine months ended December 31, 2002.  Large variations in patent license revenue are normal as patent license fees have historically been derived from one time fees as opposed to royalties based upon licensee sales.

An increase in software license revenue of 25% for the comparable fiscal quarters was driven by increases in both European and U.S. based license fees received from new licensees of our software.  In Europe, we continue to reap the benefits of having signed and trained a number of new resellers over the prior year who are now successfully licensing our products.  For the comparable nine-month periods ended December 31 of 2003 and 2002, respectively, software license revenue increased by 55%.  The increase in the nine-months ended December 31, 2003 was positively affected by a single license in the amount of $191,000 recognized in the first two quarters of the fiscal year.  In the quarter and nine-month periods ended December 31, 2003 and 2002, our software license revenue was generated in approximately equal amounts from the U.S. and Europe.

Due to an increased number of reseller relationships in Europe, we expect our European operations will continue to show favorable revenue comparisons to the prior year for the remainder of fiscal 2004.*  Historically, our third fiscal quarter is a seasonally slow period, particularly in Europe due to the holidays.  Although our software license revenue for the third quarter of fiscal 2004 was lower than in the prior two quarters of fiscal 2004, each quarter of fiscal 2004 has shown increased software license revenue when compared to the same periods in fiscal 2003.  We believe this reflects an upward trend on our software license revenue.*

Patent license revenue is very sporadic.  The timing of fees often corresponds to the settlement of litigation and, therefore, is unpredictable.  While we intend to continue to pursue additional patent license agreements, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 15% to $327,000 for the third quarter of fiscal 2004 as compared to $285,000 for the third quarter of fiscal 2003.  The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software.  Our software maintenance service is provided either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance).  Under first-tier maintenance, we provide telephone response and diagnosis to end users where under second-tier maintenance this function is provided to end-users by the reseller.  We provide software patches, updates and technical diagnostics under both approaches.  Our first and second-tier maintenance is typically provided under annually renewable agreements.  We receive a smaller portion of the annual support fees for second-tier support than we do for first-tier support, which generates the majority of our maintenance revenue.  Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.  Our non-renewal rate on maintenance agreements has not been material for the periods reported.  Future fiscal 2004 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

Consulting revenue in the quarter ending December 31, 2003 increased by 44% as compared to the quarter ended December 31, 2002.  However, for the nine-month periods ending on December 31, consulting revenue decreased by 9% between fiscal 2003 and fiscal 2004.  This was the result of an unusually high level of consulting revenue generated in the first two quarters of fiscal 2003.  In fiscal 2003, we experienced an increased demand for consulting due to scheduled upgrades to a new version of our Analyst software.  The consulting revenue for the third quarter and the first nine months of fiscal 2004 is more in line with what we believe will be sustainable with current staffing.*  The level of consulting revenue varies according to the mix of systems directly licensed by Timeline either as a direct sale or through a reseller that does not provide installation and consulting on our products, compared to software provided through those resellers that provide direct installation services to end-users, thereby requiring less of our consulting.  Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant increase in consulting projects in fiscal 2004 and, therefore, expect consulting revenue to remain fairly stable quarter-to-quarter for the balance of fiscal 2004.*

Cost of Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Software license	$46	$46	0%	$186	$124	50%
Patent license	5	3	25%	14	10	40%
Maintenance, consulting and other	102	82	24%	317	307	3%

Total cost of revenues	$153	$131	17%	$517	$441	17%
Percentage of revenues	18%	19%		18%	13%

Cost of revenues increased 17% for the comparable quarters and for the nine-month periods ended December 31, 2003 over December 31, 2002.  Cost as a percentage of revenues decreased slightly in fiscal 2004 when compared to fiscal 2003 on a quarterly basis (18% compared to 19%), yet was 5% higher for the nine-month period (18% compared to 13%).  The nine-month increases were primarily the result of increases in our software licensing costs.  The cost associated with software licensing consists almost entirely of the amortization of capitalized and acquired software development costs.  This increase reflects the reclassifications explained below, representing approximately $45,000 and $90,000, respectively, for the quarter and nine months ended December 31, 2003, whereas the reclassifications had no impact on either of the comparable periods in fiscal 2003.  If the effect of the reclassification were removed, the total cost of revenues for fiscal 2004 would reflect a slight decrease for the quarter and the nine month periods when compared to fiscal 2003. The comparative costs associated with maintenance and consulting revenues and the increase in cost associated with patent license revenue are not considered material in dollar amounts for the quarter and nine-month periods ended December 31, 2003 and 2002.

In the fourth quarter of fiscal 2003, we reclassified certain acquired technology from intangible assets to capitalized software.  This reclassification was due to the technology having been incorporated into a commercial product which became part of new license deliverables beginning in the fourth quarter of fiscal 2003.  The effect of this change caused amortization of these assets to be included in “cost of revenues,” for periods beginning from the fourth quarter of fiscal 2003, rather than in “amortization of intangibles” under operating expenses, as reported for periods prior to the fourth quarter of fiscal 2003.  These assets were acquired as part of the December 2000 acquisition of WorkWise Software, Inc.  The original amount of the acquisition costs allocated to these assets was $554,000, which has been amortized over a useful life of three years starting in December 2000 ($15,000 per month).  At December 31, 2002, the net remaining amount of $185,000, which was reclassified to capitalized software, continued to be amortized at the same rate of $15,000 per month during the fourth quarter of fiscal 2003 and the first three quarters of fiscal 2004.  At December 31, 2003 the entire amount of this capitalized software was fully amortized.  Accordingly, cost of revenue should decrease in future quarters as there is no further amortization cost on these assets.*

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Gross profit	$709	$557	27%	$2,427	$2,985	(19)%
Percentage of revenues	82%	81%		82%	87%

Gross profit for the third quarter of fiscal 2004 increased by 27% over the comparable quarter in fiscal 2003, due primarily to the corresponding increase in revenues partially offset by the increased cost of revenues.  Between the nine-month periods ended on December 31, 2003 and 2002, gross profit fell by 19%.  Margins are affected by the volume of business as recorded in total revenue, and the mix among various revenue-bearing activities, and our ability to control costs associated with the generation of those activities (including the level of amortization of acquired technologies as reflected in cost of revenues).  There is a dramatic swing in revenue between the comparable periods caused by the significantly higher patent license fees recorded in the second quarter of fiscal 2003.  Patent license fees tend to have a much lower cost of revenue than other revenue categories and accordingly higher margins.  Additionally, the reclassification of certain acquired technology from intangible assets to capitalized software, described above in Cost of Revenues, caused the related amortization to be deducted in calculating gross profit for the entire nine-month period ended December 31, 2003, when only three months of such amortization was deducted in calculating gross profit during the comparable nine-month period ended December 31, 2002.

Sales and Marketing Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Sales and marketing	$286	$157	82%	$812	$495	64%
Percentage of revenues	33%	23%		28%	14%

Sales and marketing expenses in actual dollar amounts increased by 82% between the three months ended December 31, 2003 and December 31, 2002.  This is due in part to the addition of a sales person in Europe.  Additionally, the higher sales revenue in the quarter generated higher commission payments.  For the comparable nine-month periods, sales and marketing expenses increased by 64%.  This is due to the same factors noted above plus payments to a reseller totaling approximately $99,000 made in fiscal 2004 for its efforts in securing a direct sale for us.

We plan to continue to expand our Value Added Reseller (VAR) accounts, which require management of a greater number of relationships per dollar of revenue.  As stated above, we hired one new sales person during the third quarter of fiscal 2004.  Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2004 will also be directly impacted by commissions payable with respect to new licenses.*  Additionally, sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.*

Research and Development Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Research & development	$212	$176	20%	$654	$590	11%
Percentage of revenues	25%	26%		22%	17%

Research and development expenses increased during the comparable quarters in actual dollar amounts by 20% in fiscal 2004.  Nine month comparative periods reflect an 11% increase in fiscal 2004.  These increases are attributable to increased reimbursable travel expenses, compensation and related employment expenses for an additional full-time and one part-time employee in R&D during the third quarter of fiscal 2003 and increases in compensation due to incentive payments made in fiscal 2003.

Research and development expenses during both comparable periods were primarily attributable to the enhancement of the functionality of our current product lines and to integration of our products with various accounting packages.  We are planning a final commercial release of version 2.9 of our Analyst product suite in February 2004.  We anticipate that between these efforts and several follow on projects to upgrade reseller-specific interfaces to the new release, our research and development activity will continue throughout the remainder of the 2004 fiscal year and into fiscal 2005.  Consequently, research and development expenses and head count quarter-to-quarter for the remainder of fiscal 2004 will remain relatively stable.*

General and Administrative Expense

	Three Months Ended December 31,			Nine Months Ended December 31

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
General & administrative	$379	$351	8%	$1,268	$1,164	9%
Percentage of revenues	44%	51%		43%	34%

General and administrative expenses increased by 8% between the comparable three-month periods and 9% between the nine-month periods ended December 31, 2003 and 2002.  Increases in insurance and professional fees contributed in part to the increase.  Also, results for the second quarter of fiscal 2004 include some bonus compensation based on results for the quarter exceeding budget.

We expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2004 unless the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary or compensation based on reaching gross revenue and net income targets is triggered.**

Patent Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

(Dollars in Thousands)
Patents	$32	$25	28%	$77	$326	(76)%
Percentage of revenues	4%	4%		3%	10%

Patent expenses consist of litigation related costs, whereas “patent license” costs included under Cost of Revenues consist of amortization of the capitalized costs of actually acquiring the patents.  These patent expenses vary significantly depending upon the level of activity required from legal counsel and experts.  Patent expenses for the comparable nine-month periods decreased significantly.  Expenses during the December 31, 2003 and 2002 quarters were both relatively modest.  In fiscal 2003, there was considerable activity and expense in the patent litigation against Hyperion Solutions, Inc. that was settled in the nine-months ended December 31, 2002.  For the comparable nine-month period of fiscal 2004, the majority of patent activity was under contingent fee agreements with outside counsel and no expert fees or other significant costs were incurred.  In September 2003 we initiated litigation against Cognos Inc. to protect our patent rights.  Consequently, we expect significant swings in patent costs will result during the fourth quarter and into fiscal 2005.*

Depreciation and Amortization

Depreciation expense increased in the quarter ended December 31, 2003 to $16,000 from $9,000 in the quarter ended December 31, 2002.  Alternatively, amortization of intangible assets due primarily to the acquisitions of Analyst Financials (in June 2000) and WorkWise Software (in December 2000) decreased from $124,000 to zero due to the reclassification of certain intangible assets from Workwise to capitalized software and the completion of amortization of intangibles from the acquisition of Analyst Financials Limited.  These Analyst Financials assets were amortized over a 36-month period which ended June 30, 2003.  Consequently, as of December 31, 2003, all remaining intangible assets acquired have been fully amortized.

Other Income

Other income was $16,000 in the third fiscal quarter of 2004, compared to $13,000 in the third quarter of fiscal 2003.  For the nine months ended December 31, 2003, other income was $46,000 while in the same period ending December 31, 2002, it was $51,000.  The major component of other income was from foreign currency exchange fluctuations, offset in part by interest expense.

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

No income tax expense was recorded in the third fiscal quarter of fiscal 2003 or any of the first three quarters of fiscal 2004.  All income or loss is offset by appropriate adjustments to the valuation allowance for our net operating loss carry-forwards.

Recent Accounting Pronouncements

In November, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 became effective for periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104,”Revenue Recognition” (SAB 104) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes notes in SAB 104 did not have a material effect on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2003, we had negative net working capital of $335,000.  In addition, as of December 31, 2003, our cash and cash equivalents were $142,000 and our marketable securities were $18,000, compared to cash and cash equivalents of $168,000 and marketable securities of $19,000 as of March 31, 2003.  Total obligations, excluding deferred revenue, totaled approximately $432,000 as of December 31, 2003 compared to approximately $510,000 as of March 31, 2003.  Total accounts receivable, net of the allowance for doubtful accounts, was approximately $501,000 as of December 31, 2003 and $591,000 at March 31, 2003.

The decrease in our cash and cash equivalents is attributable to losses from operations during the nine-month period ended December 31, 2003.  Net cash outflow year-to-date in fiscal 2004 is $26,000 whereas there was a cash inflow of $37,000 for the first nine months of fiscal 2003.  In the first nine months of fiscal 2004, we used $60,000 in operations and $48,000 in investing activities, which was offset by $84,000 from our issuance of stock warrants in April 2003 (see “Note 2 – Summary of Significant Accounting Policies: Stock Based Compensation” to the notes to our unaudited condensed consolidated financial statements).

During the balance of fiscal 2004, we expect to generate cash from operations from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.*  We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, patent litigation and sales and marketing activities.*  We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2004 and beyond.*  By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we have adequate resources to fund operations, as well as costs and expenses of any patent litigation we undertake, through the balance of fiscal 2004 and into fiscal 2005.*  Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.*  Accordingly, we need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.*  None of these potential alternatives may be available to us, or may only be available on unfavorable terms.*  We do not currently have in place a credit facility with a bank or other financial institution.  If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.*  Our inability to obtain additional cash in such amounts and at such times as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.*  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	the ability of our third-party distributors and licensees in selling and marketing our products,
•	market acceptance of our products,
•	changes in the size or volume of consulting or maintenance contracts with existing clients and potential clients,
•	our ability to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, both internationally and domestically,
•	our decreased emphasis on direct sales, and increased reliance on OEMs and VARs,
•	the results and costs of our litigation with Cognos Inc.,
•	competition from existing or new product offerings,
•	our ability to motivate and retain our existing employees, including sales and marketing personnel, as well as to attract and hire new employees in the future,
•	our ability to integrate our products with those of our third-party distributors and licensees,
•	our patent licensing strategies and ability to pursue further patent licenses,
•	the availability of additional financing or capital resources,
•	the volume and timing of systems sales and licenses,
•	changes in the level of operating expenses, and
•	general economic conditions in the software industry.

All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3	Controls and Procedure

(a)  Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this report, our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

On September 17, 2003, we filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its US subsidiary, Cognos Corporation, alleging patent infringement in the United States.  In the complaint, we are seeking damages and an injunction against Cognos from any further licensing in the United States of certain products and/or product features which we believe infringe our U.S. patents.  In January 2004, Cognos filed its Answer and also brought Counterclaims against us challenging the validity of our patents.  Although we cannot predict the ultimate outcome of this litigation, the results will likely be materially positive to us if we receive a favorable judgment and would be materially detrimental to us if Cognos were to obtain a judgment invalidating any of our patents.  Our complaint was instituted in good faith and we have no reason to believe we will not be able to prove the allegations contained in the complaint.  The parties are currently in negotiations for a potential settlement, but have not reached a definitive settlement agreement.  We intend to pursue this matter vigorously.  No trial date has been set for this action, but it is anticipated that trial will occur in the first six months of calendar 2005 if settlement is not reached.*

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

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

(b)  Reports on Form 8-K:

A report on Form 8-K was filed on November 13, 2003, reporting that a news release was issued on November 13, 2003 announcing the Company’s financial results for its fiscal 2004 second quarter ended September 30, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.
(Registrant)

Date: February 12, 2004	By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.