Form 10KSB
period 2004-03-31
TIMELINE INC
filed 2004-06-23
CIK 909736

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

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

The issuer's revenues for its most recent fiscal year were:  $5,441,242.

As of June 1, 2004, 4,190,998 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $2,515,761 based on the average of the bid ($0.76) and ask ($1.01) prices on such date of $0.885.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company's definitive proxy statement relating to its 2004 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2004 fiscal year.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                                 TIMELINE, INC.
                            Form 10-KSB Annual Report

                                Table of Contents

                                     PART I

                                                                           Page
                                                                           ----

Item 1.  Our Business....................................................... 2

Item 2.  Property...........................................................16

Item 3.  Legal Proceedings..................................................16

Item 4.  Submission of Matters to a Vote of Shareholders....................16

                                     PART II

Item 5.  Market for Common Stock and Related Shareholder Matters............17

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................17

Item 7.  Financial Statements...............................................26

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................26

Item 8A. Controls and Procedures............................................26

                                    PART III

Item 9.  Directors, Executive Officers and Control Persons; Compliance
         with Section 16(a) of the Exchange Act.............................27**

Item 10. Executive Compensation.............................................27**

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters.........................27**

Item 12. Certain Relationships and Related Transactions.....................28**

Item 13. Exhibits and Reports on Form 8-K...................................29

Item 14. Principal Accountant Fees and Services.............................30**

SIGNATURES..................................................................31

** Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year.

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to our business, strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words "predict," "anticipate," "believe," "intend," "may," "will," "expect," "would," "could," and similar expressions as they relate to us are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing primarily forward looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

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

        Software: We develop, market, license and support financial reporting, budgeting, and consolidations software, and event-based notification, application integration, and process automation software applications that streamline key business activities for workplace efficiency. Our software products enable customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls that allow validation by going back to the detail transactions, integrate software programs developed at different times, and automate notification messages pertaining to specific events and business processes. Our marketing and development strategy is focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation. Our reporting products allow our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they will use. We allow the end-user to receive information through a web browser, distributed Microsoft(R) Excel workbooks, data marts or actual reports delivered via e-mail. In addition, our WorkWise products allow customers to monitor databases automatically, consolidate data entry, automate tasks and communicate with the appropriate people.

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

        Our Timeline(R) Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment. Our WorkWise(R) Business Alerts(R) product automates and synchronizes notification messages pertaining to specific events and business processes. Our WorkWise(R) Data Agent Server(TM) integrates software programs developed at different times by different people using different database structures. Our products enable our customers to:

        .       perform financial reporting and management functions;
        .       connect to multiple types of operating systems;
        .       efficiently distribute data to desktop computers;
        .       perform consolidations;
        .       perform budgeting functions;
        .       coordinate the update of business records in multiple modules through a single transaction entry; and
        .       automate the notification of responsible parties of events monitored by the WorkWise engine.

        The flexibility of our Timeline and WorkWise products makes it possible for our customers to deliver data for reporting, analysis and record updating or monitoring throughout their business enterprise without purchasing a new, expensive computer system.

        In addition to providing an infrastructure to deliver data, Timeline products provide a number of processes to enhance or augment sophisticated financial reporting. These include budgeting, consolidations, foreign currency conversion and security.

        We believe that our products can improve the transaction processing systems, particularly accounting and reporting software, of other software vendors.* Our products are designed to enhance existing software by adding functions and flexibility that the software may not have. As a result, our products can overcome weaknesses or competitive disadvantages in other transaction-based software. Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their systems. We believe that a majority of our software license fee revenue in fiscal year 2005 will be generated by licensing and distribution agreements with these third-party vendors.*

        Patent Licensing: As discussed in "Our Technology" below, we hold a number of patents that arose from our work using data marts as a means to provide our software products. We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims. We have also been granted patents in Australia, Israel, Singapore, and Mexico. We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2005.* These patents are on inventions that have broad application, not only in financial reporting, but in many other areas of data warehousing and data mart creation, use, enhancement, and publishing. We determined the broad application of this technology would allow for licensing of the patents to a wider community. These efforts have generated substantial, although sporadic, revenue. We have licensed our patents to eight organizations in the six years beginning March 1998 through April 2004 for a total of approximately $14,000,000. We believe that there remain many organizations that would benefit from a license to this technology and are actively marketing patent licenses as a distinct line of business.

OUR TECHNOLOGY

        Our Timeline Analyst family of products works with a customer's computing infrastructure to create a reporting engine that can accept and organize data, with full accounting controls, from both new and old accounting systems. Our proprietary architecture, in conjunction with our proprietary generation engine, is designed to accomplish this task. The compatibility of our software with older legacy accounting systems allows a customer to preserve existing computer hardware and software systems or transition to a client/server or LAN-based environment while providing enhanced reporting capabilities. If a customer is already using client/server systems, our technology provides distributed packets of data that enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise. Our products use patent-protected driver technology that not only automates the transfer of data from accounting and information systems into desktop databases, but can automate rebuilding databases to reflect changes in the underlying accounting information. This eliminates the costly process of maintaining databases in both our software and the underlying accounting system.

        The following is a brief discussion of our three primary proprietary technologies:

        . Timeline Architecture. Our architecture contains a multi-dimensional data segmentation capacity that exceeds the capacity of all other accounting data structures known to us. This capacity enables our reporting products to accept data from multiple transaction processing systems concurrently, to combine data into a single database and to add reporting relationships not present in the source systems. For example, our software applications can (a) take data from a customer's general ledger, human resources/payroll, sales and order processing systems, (b) combine all of the data in one database, and (c) allow the customer to use the combined data for payroll and sales analysis.

        . Generation Engine. Our generation engine enables our products to automate the building of Microsoft, Oracle or IBM-compatible databases. Prior technologies required substantial human intervention to manually build tables, input forms and manipulate other attributes of the data. The generation engine allows a customer to build a wide range of databases for distribution throughout the business enterprise.

        . Interface Technology. Our interface technology allows our products to (a) discern the structure of existing transaction-based systems, (b) extract data from one or more transaction processing systems, and (c) feed data to the generation engine. Our product is tied directly to the underlying accounting systems and changes made in these underlying systems (such as adding a new accounting relationship for a newly purchased company) are automatically reflected in our data marts. Prior technologies required substantial human intervention to manually maintain structures in both the transaction and reporting systems, and maintain the synchronization of the accounting and information systems.

        Our WorkWise Business Alerts and Data Agent Server(TM) products are deployed as a set of user-defined "business rule(s)" contained in a software package that also allows particular fields of other data base systems to be monitored for change. When a monitored field is updated with a transaction or series of transactions, an associated business rule may trigger an event. The event so triggered can cause any number of previously established activities to occur automatically. Examples are the sending of an informational e-mail or the running of another software program (or "agent"). Our distribution partners usually market the WorkWise products prepackaged with a number of agents specific to the needs of the users of the monitored systems licensed by the distributor.

OUR PRODUCTS

        We develop and license data management and reporting software products, consisting of our Timeline Analyst reporting and financial analytics products, and our WorkWise alerting and process automation software.

        Timeline Analyst

        Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop. Our primary product, Timeline Analyst ("Analyst"), consists of a set of client/server software applications based on Microsoft(R) Windows(R)/Windows(R) NT operating systems. Once data is contained in a database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology. The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

        Analyst includes the central warehouse of financial and management reporting data structured in a multi-dimensional relational database. This central warehouse is simply the first instance of a Timeline Analyst database drawing data from the source. It includes filter and manager capabilities allowing initial extraction of data from source systems. It includes traditional financial reporting features including foreign currency conversion and consolidations. The various functions provide desktop and network reporting based on information contained in one or more underlying accounting systems.

        Analyst's "data marts," enable the user to view, create and distribute reports in Microsoft Excel based on data from one or more underlying accounting systems. Analyst also distributes reporting databases to desktop end-users throughout a business enterprise.

        Analyst Manager allows Analyst users to distribute packets of information and assign new reporting relationships at the desktop level.

        Analyst Budgeting

        Analyst Budgeting is a module that works with our Analyst software. Budgeting consists of applications and tools that access and manipulate the underlying information and data marts. Budgeting offers our customers a combination of Microsoft Excel interfaces and flexible access to and manipulation of information. The functions offered by Budgeting include automatic dissemination of budget templates, consolidation of budget input, and multiple spread methods.

        Analyst Consolidations

        Analyst Consolidations is another module that works with our Analyst software. Consolidations builds a multi-dimensional consolidations database into which general ledger data can be imported and mapped directly to the accounts dimension. Consolidations merges the reporting processes of both statutory and management reporting, allowing our customers to deliver financial statements that illustrate both financial and non-financial critical performance measures.

        WorkWise Data Agent Server(TM)

        WorkWise Data Agent Server(TM) is a process automation application consisting of a set of programs that allows the monitoring of other databases for change, the definition of business rules to apply to any changes in the monitored database, and the triggering of an event in response to the detected change. A number of previously defined events are available as part of the product's optional configuration. Additionally, new events can be easily added to the product without writing additional lower level software code through a user interface designed for such purpose.

        WorkWise Business Alerts

        WorkWise Business Alerts is the most popular event triggered by Data Agent Server(TM) and is packaged and sold as a stand-alone product. It monitors data fields for a specified activity and then automatically communicates that activity to the appropriate customer or employee via email.

OUR SERVICES

        Our revenue-generating services, which consist primarily of consulting and software maintenance, relate to our family of products.

        Consulting

        We do not provide general consulting services, but rather focus on the installation, training, enhancement, and use of our products by our licensees. These services are provided by our employees who are highly skilled in the use of our products and are billed on a fee for service basis. Many of our consulting engagements require our consultants to provide the services on the customer's site. The amount of consulting services we perform varies according to the mix of systems licensed directly by us or through a reseller. Many of our resellers provide their own direct installation services to end-users, requiring less of our consulting.

        Maintenance

        We provide software maintenance services either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance). In first-tier maintenance, we provide telephonic diagnostics and instruction by our technical support personnel, backed by our product managers and developers, under annually renewable agreements. As our strategy of using third party reseller relationships to market our products has evolved, we have also entered into agreements to provide second tier maintenance where the responsibility for telephonic support rests with the reseller, and we provide software patches, updates and more sophisticated diagnostics to the reseller. We receive a smaller portion of the annual support fees for second tier support than we do for first tier support. As with first tier maintenance, second-tier is typically provided under annually renewable agreements.

OUR RESEARCH AND DEVELOPMENT

        Our research and development efforts are primarily focused on enhancing our products to work with additional underlying systems, to incorporate changing technologies in underlying operating systems and platforms, and to allow greater ease of use. For example, in March 2004 we released our new Version 2.9 to our Analyst suite of applications. These enhancements allow for the deployment of target analytical data marts on Oracle 8 or 9i and IBM's DB2 Universal Data Bases Versions 7 & 8, as well as Microsoft SQL Server. Previous versions allowed marts to be generated from source transaction systems housed on all of these database management systems. This version, however, is the first that allows target data marts on which Timeline's reporting, budgeting and consolidation applications reside to be built on all of these three platforms. Additionally, Version 2.9 provided some measurable improvements in performance, error tracking, and other technical enhancements.

OUR SALES AND MARKETING

        Our sales and marketing focus is on the recruitment, training, and continued involvement with resellers to represent our products. These relationships are generally entities that have transaction systems software of their own that potentially would be improved by use in conjunction with our products (original equipment manufacturers or "OEMs"). We also pursue reseller relationships with service providers who want to provide services to end users based upon the installation, training and use of our products (Value Added Resellers or VARS). The VAR strategy is of particular importance in order to market our products for use with software applications where we have little prospect of forming an OEM relationship. This would be the case, for instance, when the manufacturers of the underlying transaction systems are owned by competitors, have pre-existing relationships with competitors, or have a business model that is not conducive to the representation of third party products. Our agreements with licensees and distributors are generally not exclusive, may be terminated at any time on 90 days' notice by either party without cause, and generally do not impose minimum licensing or purchase requirements. We currently have relationships with approximately 34 OEMs, VARs and other resellers in approximately 14 countries.

        In addition, in certain instances we pursue direct sales activities, particularly through our London subsidiary, Analyst Financials Limited. However, we expect a majority of our new license activity to be through reseller agreements.*

PATENT RIGHTS

        We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims. We have also been granted patents in Australia, Israel, Singapore, and Mexico. In May 2004, our wholly-owned subsidiary, WorkWise Software, Inc. was granted a patent by the U.S. Patent and Trademark Office on its process automation technology. We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2005.*

        We consider our patent rights to be of considerable value and importance to our business. No successful challenges to our issued patents have arisen. See "- Other Factors That May Affect Future Results," below.

COMPETITION

        The business information software market is highly competitive. We believe that our primary competition for our suite of Analyst products are software vendors such as FRx Software Corporation, Cognos Corporation, Hyperion Solutions Corporation, and various budgeting vendors such as Microsoft Corporation, and SRC Corporation. For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Orbis Software, and Innovalink Corporation. Many of our competitors in the software and consulting arenas have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into these markets, we believe that competition will continue to proliferate. The market for our products and services is characterized by significant price competition, and we expect that our products and services will face increasing pricing pressures.

OUR EMPLOYEES

        At March 31, 2004, we employed 17 full-time and 3 part-time employees in the U.S. Our London subsidiary, Analyst Financials, employed 8 full-time employees and 1 part-time employee at March 31, 2004. We believe our relations with our employees are good.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

        The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions "Business" and "Management's Discussion and Analysis or Plan of Operations" as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See "Cautionary Notice Regarding Forward Looking Statements" above.

FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

        We have limited financial resources and any decrease in our revenues could have a significant adverse impact on our cash and working capital position.

        At March 31, 2004, we had cash and cash equivalents totaling $511,483, and our net working capital was $142,829 (excluding deferred revenue of $619,036, it was $761,865). We believe that our current cash and cash equivalents and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2005. However, our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to seek to raise additional funds through equity or debt financings.

        Our future capital requirements depend upon many factors, including, but not limited to:

        .       the success of our third-party software licensing and
                distribution arrangements, and the amount of revenues generated from those software licenses;
        .       our ability to license our patents, and the amount of revenues generated from those licenses;
        .       the scope and degree of market recovery and performance,
                particularly in the software sector;
        .       our ability to develop and maintain sustained maintenance and support revenue;
        .       market acceptance of our products and any other new products we develop;
        .       the rate at which we are able to further reduce expense levels;
        .       the scope of any reduction of any of our business activities;
        .       the liquidity and market prices for the marketable securities held by us; and
        .       other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty. Our independent accountants have issued a "going concern" emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2004, stating that we have suffered recurring losses and have an accumulated deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.

        We may need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we may need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.

        Our efforts to increase revenue and improve our working capital position may not be successful. We anticipate that we may need substantial additional debt or equity financing in the future for which we have no current commitments, discussions or arrangements. Any additional financing may not be available in amounts or at times when needed, or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling equity or equity-based securities, the ownership of our existing shareholders will be diluted. Our plans which may or may not occur for financing may include, for example, any one or more of the following:

        . engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
        . raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to us;
        . forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
        . loans from management or employees, salary deferrals or other cost cutting mechanisms.

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

        We rely extensively on third-party licensing and distribution relationships. To the extent that these relationships are not effective in selling our products, our revenues and results of operations will be adversely affected.

        We rely on agreements with third-party licensees and distributors for sales and licensing of our products, and believe that a majority of our software license fee revenue in fiscal year 2005 will be generated from these third-party partners. Our agreements with licensees and distributors are generally not exclusive, may be terminated at any time on 90 days' notice by either party without cause, and generally do not impose minimum licensing or purchase requirements. The effectiveness of third-party licensing and distribution agreements depends in part on:

        .       market acceptance and distribution channels of our third-party licensees' and distributors' products and services;
        .       our ability to integrate our products with those of the third party;
        .       the performance and efforts of our third-party partners; and
        .       the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

        These licensees and distributors may not perform their contractual obligations as expected, and we may not derive any additional revenue from these licensing and distribution arrangements. Also, we may not be able to successfully develop new relationships or maintain existing relationships with third-party licensees and distributors. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. In addition, our licensees and distributors may be unable to market our products effectively, or may decide to stop representing our products. Any of these events could materially adversely affect our results of operations. To the extent that our distributors are distracted from selling or promoting our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected.

        Our subsidiary, Analyst Financials, is also heavily reliant on distribution alliances in Europe and is subject to risk factors similar to those described immediately above. In addition, Analyst Financials also relies in part on its direct sales force for some of its sales and licensing efforts, especially in the greater London area. We expect to continue this direct sales effort through Analyst Financials, however their emphasis will be on reseller relationships. Over the last several years, we have moved away from the direct sales model in the U.S. and have relied more on licensing through our third-party distribution channels. We may not be able to profitably or successfully maintain the direct sales model through Analyst Financials.

        Our patent license revenue is sporadic, and a decrease in patent revenue could materially affect our profitability and cash flow.

        Since 1998, we have relied on substantial fees generated by licensing of our various patents. These patent revenues tend to be sporadic and the patent licenses generally do not provide for ongoing revenue subsequent to the initial licensing fees. Future patent licenses may not occur and we may be unable to generate additional patent fees. Any inability to generate additional patent revenue could have a material impact on our profitability and working capital. For example, in fiscal 2004, we received $1.75 million from our patent license with Cognos; without this one-time license fee, we would have had a net loss.

        We rely on software license revenue from a limited line of products.

        Product-license revenues and related services from our Analyst suite of products accounted for a significant portion of our total revenues during fiscal 2004 (exclusive of patent license revenues). We expect revenues from our Analyst, Budgeting, Consolidation, Business Alerts and Data Agent Server, products to account for a significant part of our future revenues. As a result, factors adversely affecting the demand for these products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions, and our ability to develop and sell enhanced versions, of our products, as well as our ability to provide on-going maintenance and support for those products.

        Our ability to operate profitably is uncertain.

        Although we had approximately $22,000 in net income for fiscal 2004, our historical operations have not been consistently profitable and we may not be able to sustain profitability for any fiscal period into the future. We had an accumulated deficit of $9,966,994 as of March 31, 2004. Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. To become and maintain profitability, we must do some combination of:

        .       increasing the licensing and maintenance revenues of our
                existing products;
        .       increasing the licensing of patented technology to third
                parties;
        .       developing new products; and
        .       controlling our expenses.

We may not meet these objectives. We currently have budgeted to incur losses during the first half of fiscal 2005, and our efforts to increase our revenue to cover expenses by mid-year fiscal 2005 may not be successful. Over the past several years, we have significantly decreased operating expenses and, as a result, we believe our profitability will depend on generating sufficient license and other revenues. Any lack of profitability would have a detrimental effect on our working capital position, as well as the market price of our stock.

        Our profitability depends on the success of our products.

        Our future profitability depends in part on the successful development, marketing and licensing of our existing product line and other new products. However,

        .       our products may not achieve or sustain revenue growth;
        .       enhancements to our products and other applications may not be successfully developed;
        .       demand for and market acceptance of our products and
                enhancements may not grow or continue;

        . our sales and marketing efforts, whether direct sales or through our reseller distribution channel, may not be effective; and
        . our products may not successfully compete with the products of others.

        To the extent demand for our products does not develop or continue due to competition, poor product performance, negative assessments by our customers of our financial resources and expertise, technological change or other factors, our results of operations may be materially and adversely affected.

        Our ability to manage successfully is uncertain.

        If planned revenue stability does not materialize, our business, financial condition and results of operation will be materially harmed. To manage operations effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our services. We may not be successful in maintaining the required levels of revenue with the current number of employees.

        Our operating results may vary significantly.

        Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so. Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

        .       varying size, timing and contractual terms of product licensing agreements and customer orders for our products;
        .       customers' decisions to defer orders or implementations,
                particularly large orders or implementations, from one quarter to the next;
        .       the success of our distribution and licensing partners to market and sell our products, as well as our direct sales efforts;
        .       lengthy negotiation and integration cycles associated with establishing new distributorships;
        .       the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;
        .       our ability to timely complete our service obligations related to product sales;
        .       changes in pricing policies by us or our competitors;
        .       the size, timing and contractual terms of any patent licensing agreements;
        .       changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue;
        .       changes in demand for our business and accounting software and applications generally;
        .       software defects and other product quality problems;
        .       our ability to hire, train and retain sufficient consulting, training and sales staff; and
        .       changes in general economic conditions.

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

        We need to retain and, as needed, recruit qualified information technology professionals and sales and marketing personnel.

        Our future success depends in large part on our ability to attract, develop and retain highly skilled information technology professionals, particularly project managers, consultants, software engineers and programmers, as well as creative personnel, and sales and marketing personnel. As a result of our focus on reducing operating expenses over the past several years, we are dependent for our operations on a smaller number of employees. If we are unable to keep our current technical employees, we may be unable to adequately service current projects or bid for new projects. If we are unable to recruit additional technical employees as and when needed, we may not be able to expand or grow our business. We compete for the services of information technology professionals with other consulting firms, software vendors and consumers of information technology services, many of which have greater financial resources than we have. We may not be successful in retaining and, as needed, hiring a sufficient number of information technology professionals to staff our consulting projects. To attract qualified technical employees, we may need to substantially increase the compensation, bonuses, stock options or other benefits we offer to employees. These additional costs may negatively affect our business and operating results.

        The future success of our business is also heavily dependent on the continued services of our senior management.

        Our future success also depends to a significant extent on the skills, experience and efforts of our senior management. In particular, we depend on Charles R. Osenbaugh, our Chief Executive Officer and Chief Financial Officer, Michael G. Evans, our Vice President of World-Wide Sales, and Craig R. Perkins, our Vice President of Product and Technology. Mike Evans also serves as Managing Director of Analyst Financials Limited which now is responsible for approximately 40% of our worldwide software revenue. None of these executive officers is subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on any of them. If any of these officers ends his employment with us or Analyst Financials, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

        We may not be able to enforce our intellectual property rights, and others may claim that we are infringing their intellectual property rights.

        We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. We have received six U.S. patents and have been granted patent protection in certain foreign countries. We have additional international patent applications pending. Despite our efforts to protect our intellectual property rights:

        . laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
        . current federal laws that prohibit unauthorized copying and distribution of software provide only limited protection from software "pirates", and effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
        . other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our trademarks; and
        . policing the unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

        Spending additional resources on research and development could adversely affect our financial condition and results of operation. We intend to protect our patent rights against infringement through negotiation and litigation, if necessary. Such litigation is costly and may not be successful.

        Our intellectual property protections may not be adequate and third parties may independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of these products further overlap, we may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

        We rely on Microsoft products.

        We have developed all of our products to function in the Microsoft Windows or Windows NT environments. We anticipate that our future products will also be designed for use in connection with Microsoft software products. In light of this product strategy, sales of our new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows NT, Windows XP, Windows 2000, Windows ME, Excel or other future Microsoft software products or operating systems. Our success in developing products for use with Microsoft software products depends on our ability to gain timely access to, and to develop expertise in, current and future Microsoft software products. We may not be able to develop expertise in, and continue to develop products for, Microsoft software products. Moreover, the abandonment by Microsoft of, or any adverse change to, its current operating system product line, strategy or business operations would materially and adversely affect our business. We cannot predict the impact, if any, that the current anti-trust lawsuit against Microsoft will have on our business or products.

        We may be subject to legal proceedings.

        From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings could expose us to liability and require the expenditure of significant financial and managerial resources, which could harm our business.

CERTAIN FACTORS RELATING TO OUR INDUSTRY

        If we do not keep pace with technological change our products may be rendered obsolete and our business may fail.

        Our industry is subject to rapid technological change. To remain competitive, we must develop new software products while enhancing and improving our existing software programs. The development of software products is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend on our ability to maintain compatibility with existing and future Microsoft Windows, Windows NT, Windows 2000, Windows XP and other operating environments, database systems and development tools. Additionally we must stay current with Oracle, IBM and Microsoft database platforms. There will be a material adverse effect on our results of operations if we fail to anticipate or respond promptly and adequately to changes in technology and customer preferences, or if there are any significant delays in our product development or introductions. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements may not achieve market acceptance.

        We face intense competition in our businesses.

        The business information software market is highly competitive. We believe that our primary competition for our Analyst product line is software vendors such as FRx Software Corporation, Cognos Corporation, Hyperion Solutions Corporation, and various budgeting vendors such as Microsoft Corporation, and SRC Corporation. For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Orbis Software, and Innovalink Corporation. Many of our competitors in the software and consulting arenas have substantially greater financial, management, marketing and technical resources than we do. Because there are minimal barriers to entry into these markets, we believe that competition will continue to proliferate. The market for our products and services is characterized by significant price competition, and we expect that our products and services will face increasing pricing pressures.

        Many of our current and potential competitors have well-established relationships with our potential customers, have extensive knowledge of the markets serviced by our customers, and more extensive development, sales and marketing resources. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than are we. Such competition could seriously harm our ability to sell products on favorable terms. We may not be able to compete successfully against current and future competition, and the failure to do so would negatively impact our business and financial condition.

        An uncertain economy and reductions in information technology spending may negatively affect our revenues.

        Our revenues may be negatively affected by the uncertain economic conditions both in the market generally and in our industry. As the economic recovery continues to be slow, many companies are hesitant to increase their budgets for spending on information technology and business software, and in fact some companies may further reduce their budgets. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

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

CERTAIN FACTORS RELATED TO OUR COMMON STOCK

        Because our common stock is traded on the OTC Bulletin Board and is a "penny stock," a shareholder's ability to sell shares in the secondary trading market may be limited.

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

        Our quarterly operating results may vary, and these fluctuations could affect the market price of our stock.

        Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

        .       the commencement, completion or cancellation of large contracts,
        .       the results of patent licensing activity,
        .       other changes in the mix of our services.

        We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

        The price of our common stock may be volatile, and a shareholder's investment in our common stock could suffer a decline in value.

        The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to such factors as:

        .       actual or anticipated fluctuations in revenues or operating results;
        .       changing information technology spending habits of our clients and prospective clients;
        .       failure to meet expectations of performance;
        .       announcements of technological innovations or new products by our competitors;
        .       developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights;
        .       product and services pricing, discounts and margins; and
        .       general economic conditions.

        We do not intend to pay dividends, so any return on your investment must come from appreciation.

        We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future. As a result, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We lease approximately 8,704 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington, under a lease that expires April 30, 2005. In addition, we lease 1,900 square feet of office space in London for our Analyst Financials office under a lease that expires in March 2005. We do not own any real estate.


ITEM 3. LEGAL PROCEEDINGS

        On September 17, 2003, we filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its US subsidiary, Cognos Corporation, alleging patent infringement in the United States. On February 12, 2004, we entered into a settlement agreement with Cognos in which we granted to Cognos a license to our patented technology and Cognos paid us a one-time license fee of $1.75 million. We recognized the total amount as Patent license revenue in the quarter ended March 31, 2004.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

        Our common stock is traded on the OTC Bulletin Board and the Boston Stock Exchange under the symbol "TMLN".

        We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it has been quoted on the OTC Bulletin Board. The following table contains the high and low closing sales prices as reported by the OTC Bulletin Board, for each quarter of fiscal 2003 and 2004, and reflects inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                             Fiscal 2003                             Fiscal 2004
                -------------------------------------   -------------------------------------
                  1st       2nd       3rd       4th       1st       2nd       3rd       4th
                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                -------   -------   -------   -------   -------   -------   -------   -------
Common Stock
  High          $  0.37   $  0.35   $  1.15   $  2.00      1.40      1.04      1.01      1.22
  Low           $  0.24   $  0.17   $  0.25   $  0.54      0.55      0.55      0.53      0.53

HOLDERS

        As of May 19, 2004, there were 4,178,498 shares of common stock outstanding held by approximately 92 holders of record and approximately 535 beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

        In March 2003, two of our officers, Fred Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock, which were issued in April 2003. In March 2004, Messrs. Dean and Evans each received an additional performance based award of 6,250 shares of Timeline common stock, which were issued in May 2004. These stock issuances were made in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements. See "Cautionary Notice Regarding Forward Looking Statements" on page 1.

Overview

        Our primary business is in the development and licensing of data management and reporting software products. Our Timeline(R) Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment. Our WorkWise(R) Business Alerts(R) product automates and synchronizes notification messages pertaining to specific events and business processes. Our WorkWise(R) Data Agent Server integrates software programs developed at different times by different people using different database structures. During fiscal 2004, we received approximately $1.4 million in software license revenue from these products. We also provide consulting and maintenance services in support of these software applications. For fiscal 2005, we believe that a majority of our software license fee revenue will be generated by licensing and distribution agreements with our third-party licensees and resellers.*

        In addition, we actively pursue licensing of our patent portfolio to other software manufacturers and users. We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims. We have also been granted patents in Australia, Israel, Singapore, and Mexico. We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2005.* During fiscal 2004, we received $1.9 million in patent license revenue. For fiscal 2005, we cannot predict if we will be successful in entering into additional patent licenses, nor the timing or amount of any such licenses.*

        Our consolidated financial statements for the fiscal years ended March 31, 2003 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Although we had approximately $22,000 in net income for fiscal 2004, we incurred a net loss of $365,319 for the 2003 fiscal year and had incurred recurring net losses from operations over the previous several fiscal years. As of March 31, 2004, we have an accumulated deficit of $9,966,994. These factors raise substantial doubt about our ability to continue as a going concern.

        We believe that our current cash and cash equivalents, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2005. However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings, which may be on unfavorable terms or may not be available. See "Liquidity and Capital Resources" below.**

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.*

        REVENUE RECOGNITION

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

        For all software licenses, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Licenses through our resellers are evidenced by a master agreement governing the relationship. For software license fees which do not include customization or consulting services, delivery typically occurs when the product is shipped to a customer. We offer a 90 day money-back warranty if the software does not perform in accord with our published specifications. However, within the 90 days, we have the right to correct any valid issues. Historically we have had few or no warranty claims resulting in a refund. However, if our software fails to work in accordance with our published standards, we could be subject to refund claims which, on average, would equal 25% of our annual license fee revenue.*

        Consulting revenue is recognized in the month the work is performed and invoiced on payment terms of net 30 days. Nonpayment of an invoice could occur in the event of disagreement on the amount billed, dissatisfaction with the work performed, or an unforeseen inability to pay on the part of the customer. However, because consulting projects are typically preapproved by the customer, historically we have experienced very few invoice disputes. Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

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

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We estimate the uncollectibility of our accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms in order to evaluate the adequacy of the allowance for doubtful accounts. Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date. However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets. At March 31, 2002, we accrued an additional allowance of $58,000 due to a disputed account with one of our resellers. This account was paid in part during fiscal 2003, and the remaining balance was written off. In fiscal 2004, no bad debt expense was recorded against our bad debt reserves. Additionally, if we underestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

        CAPITALIZED PATENTS

        We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years. Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.* At March 31, 2004, such a write-off would reduce our total assets by $253,932. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

        IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets, including property and equipment, capitalized patents, and acquired identifiable amortizable intangibles are amortized over their useful lives. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* Such an adjustment would have no effect on our cash.*

        IMPAIRMENT OF GOODWILL

        The Company evaluates its goodwill, or the excess of acquisition cost over the fair value of net identifiable assets acquired in a business combination, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level in accordance with the provisions of SFAS No. 142. We determined we have two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials, Ltd.). All goodwill is attributable to the Analyst Financials, Ltd. reporting unit. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired, which would reduce the $70,183 currently reported on our balance sheet as of March 31, 2004.* Such an adjustment would have no effect on cash.*

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2004

        REVENUES

                                   Years Ended March 31,
                                   ---------------------
                                     2004          2003        Change
                                   -------       -------       ------
        (Dollars in Thousands)

        Software license           $ 1,419       $ 1,209           17%
        Patent license               1,900         1,074           77%
        Maintenance                  1,272         1,143           11%
        Consulting and other           850           902           (6)%
                                   -------       -------
        Total revenues             $ 5,441       $ 4,328           26%
                                   -------       -------       ------

        For the fiscal year ended March 31, 2004, our total operating revenues were $5,441,000 compared to $4,328,000 for fiscal 2003, representing an increase of 26%. The increase in total revenues in fiscal 2004 from fiscal 2003 is attributable to increases in software license, patent license and maintenance revenue, more than offsetting a decrease in consulting revenue.

        Software license revenue increased 17% in fiscal 2004 to $1,419,000 from $1,209,000 for fiscal 2003. The increase is attributable to better results in both our U.S. and European subsidiary operations. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software. Currently, we have relationships and strategic alliances with more than 30 national and international distribution partners. We believe the weakness in the enterprise resource planning (ERP) and accounting software markets which has prevailed since the year 2000 is somewhat dissipating. Nevertheless, there is tremendous consolidation occurring throughout this market and we have experienced the loss of several reseller accounts due to their acquisition by parties who are not our clients. Consequently, it is impossible to predict if our distribution channels will maintain or increase software licenses during fiscal 2005 over fiscal 2004.*

        Our patent license revenue increased to $1,900,000 in fiscal 2004 from $1,074,000 in fiscal 2003 (a 77% increase). Patent license revenue in fiscal 2004 consisted of a one-time license fee in February 2004 of $1,750,000 from Cognos, Inc. and a one-time fee in the second quarter of fiscal 2004 of $150,000 to agree to the assignment of a license from Sagent Technology to Group 1. The patent license revenue in fiscal 2003 consisted of a one-time license fee from Hyperion Solutions, Inc. of $1,050,000, and payments on an ongoing royalty from Noetix, Inc. We intend to continue to actively pursue new patent licenses through various means. It is highly likely that in the course of these efforts, additional claims of patent infringement will be necessarily filed by way of suit in federal courts.* We cannot predict the outcome of ongoing and future negotiations.* We cannot predict if we will be successful in entering into additional patent licenses, nor the timing or amount of any such licenses.*

        Maintenance revenue increased by 11%, to $1,272,000 from $1,143,000 for the comparable fiscal years ended March 31, 2004 and 2003. Maintenance revenue from our software product lines continues to increase as more sites are installed and maintenance agreements commence. Our software maintenance service is provided either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance). In first-tier maintenance, we provide telephonic response and diagnosis to end users where in second-tier maintenance this function is provided to end-users by the reseller. We provide software patches, updates and technical diagnostics under either approach. Both first and second-tier maintenance are typically provided under annually renewable agreements. We receive approximately 40% of the annual support revenue for second-tier support and 60% for first-tier support. Most of our customers sign maintenance agreements and our experience has been that in excess of 80% of our customers with maintenance agreements renew their agreements annually. Cancellations typically occur at the time the customer is no longer using the software.

        Consulting and other revenue decreased 6%, to $850,000 from $902,000 for the 2004 fiscal year from fiscal 2003. The level of consulting revenue varies according to the mix of systems directly licensed by Timeline either as a direct sale or through a reseller that does not provide installation and consulting on our products, compared to software provided through those resellers that provide direct installation services to end-users, thereby requiring less of our consulting. Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant increase in consulting projects in fiscal 2005 and, therefore, expect consulting revenue to remain fairly stable as between fiscal 2004 and fiscal 2005.*

        COST OF REVENUES

                                            Years Ended March 31,
                                            ---------------------
                                              2004          2003       Change
                                            -------       -------      ------
        (Dollars in Thousands)

        Software license                    $   186       $   207          (10%)
        Patent license                           19            15           27%
        Maintenance, consulting and other       486           402           21%
                                            -------       -------
        Total cost of revenues              $   691       $   624           11%
        Percentage of operating revenues         13%           14%
                                            -------       -------      -------

        Cost of revenues increased 11% for the 2004 fiscal year over fiscal 2003. Software license costs decreased due to changes in the amortization expense associated with certain capitalized software modules either built or acquired in prior periods. Patent licensing expenses increased in fiscal 2004 due to increased amortization. This is reflective of the fact the amount expended on acquiring patents has increased as the number of patents held has increased. Maintenance and consulting expenses increased due primarily to the payment of bonus compensation in the fourth fiscal quarter of 2004 under our compensation programs.

        In the third quarter of fiscal 2004, we completed the amortization of certain software obtained in the 2000 acquisition of WorkWise Software, Inc. Consequently, we anticipate that the cost of revenue associated with software licenses will decrease in fiscal 2005 compared to the first three quarters of fiscal 2004.*

        GROSS PROFIT

                                           Years Ended March 31,
                                           ---------------------
                                             2004          2003       Change
                                           -------       -------      ------
        (Dollars in Thousands)

        Gross profit                       $ 4,750       $ 3,704          28%
        Percentage of operating revenues        87%           86%
                                           -------       -------      ------

        Our gross profit for fiscal 2004 was $4,750,000 as compared to fiscal 2003 which was $3,704,000. This represents a 28% increase. Gross profit for the two fiscal years is not directly comparable because of the relative mix of high-margin patent license revenue in each period ($1,074,000 in fiscal 2003 compared to $1,900,000 in fiscal 2004). Also, revenues increased by 26%, but cost of revenue only increased by 11%, when comparing fiscal 2004 to 2003. We expect to see continued variations in gross profit.* Margins are affected by the volume of business as recorded in total revenues, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and, historically, the level of amortization of acquired technologies as reflected in cost of revenues. Additionally, because patent licenses to date have tended to be driven by legal actions or negotiated settlements of threatened legal actions, the costs of securing patent licenses vary greatly from license to license. As patent licensing is expected to continue to be both relevant and widely different between reporting periods, substantial fluctuations in comparative margins may continue to occur.*

        SALES AND MARKETING EXPENSE

                                            Years Ended March 31,
                                            ---------------------
                                              2004          2003       Change
                                            --------      -------      ------
        (Dollars in Thousands)

        Sales and marketing                 $  1,131      $   690          64%
        Percentage of operating revenues          21%          16%
                                            --------      --------      ------

        Sales and marketing expenses in actual dollar amounts increased by 64%. In addition, it increased as a percentage of operating revenue between the fiscal years ended March 31, 2004 and 2003. The increase in actual dollar amounts in fiscal 2004 was primarily due to increased salaries due to an increase in personnel, payments of additional commissions as a result of higher volumes, and payments of significant bonus compensation based on exceeding budget goals in the fourth quarter of fiscal 2004. Patent license-related expenses are typically not included in sales and marketing expense due to the nature of the licensing process.

        RESEARCH AND DEVELOPMENT EXPENSE

                                            Years Ended March 31,
                                            ---------------------
                                              2004          2003       Change
                                            -------       -------      ------
        (Dollars in Thousands)

        Research and development            $ 1,222       $   789          55%
        Percentage of operating revenues         22%           18%
                                            -------       -------      ------

        Research and development expenses increased 55% to $1,222,000 from $789,000 for the fiscal years ended March 31, 2004 and 2003. This increase in research and development expenses was primarily attributable to the payment of bonus compensation to personnel employed in development based upon exceeding budget goals. In addition, increased fiscal 2004 expenses over fiscal 2003 reflect a full year of expenses from hiring one additional full-time and one part-time employee in R&D during the third quarter of fiscal 2003.

        It is more difficult to project the level of expense throughout the upcoming year, but we anticipate a slight decrease.* We do not currently anticipate any changes in staffing of the development group, but project the compensation scheme will generate a less significant bonus in fiscal 2005 as compared in fiscal 2004.* Nevertheless, changes in the economy or the signing of new channel partners could lead to hiring additional development resources.*

        GENERAL AND ADMINISTRATIVE

                                            Years Ended March 31,
                                            ---------------------
                                              2004          2003       Change
                                            -------       -------      ------
        (Dollars in Thousands)

        General and administrative          $ 1,765       $ 1,602          10%
        Percentage of operating revenues         32%           37%
                                            -------       -------      ------

        General and administrative expenses increased in actual dollar amounts by 10% to $1,765,000 from $1,602,000 for the comparable fiscal years ended March 31, 2004 and 2003. This increase is due in large part to bonus compensation based on exceeding budget goals paid in the fourth quarter of fiscal 2004. We believe that general and administrative costs may vary greatly from quarter to quarter in fiscal 2005, based in part on the salary schemes that may cause salaries to vary dependant on gross revenue and net income.*

        PATENT EXPENSE

                                           Years Ended March 31,
                                           ---------------------
                                             2004          2003       Change
                                           -------       -------      ------
        (Dollars in Thousands)

        Patents                            $   498       $   375          33%
        Percentage of operating revenues         9%            9%
                                           -------       -------      ------

        The costs associated with licensing patents increased by 33% to $498,000 in fiscal 2004 from $375,000 in fiscal 2003. Patent expenses include the costs of litigation and negotiations with respect to patent licenses. They tend to vary significantly between periods depending on the level of activity and the efforts required to manage cases. Furthermore, we are making greater use of contingency fees in litigated cases which will likely lead to the amount of fees being directly affected by the magnitude of the resulting license revenue, if any.* In conjunction with counsel, we have continued to monitor a number of other software products which we believe may, subject to further due diligence, present embodiments of our patents. Consequently, there is a significant possibility that we may decide to pursue additional litigation to defend our property rights.* We cannot express an opinion on the cost, timing or arrangement with counsel that may result from these additional actions, if any.*

        DEPRECIATION AND AMORTIZATION

        Depreciation expense increased in fiscal 2004 to $65,000 from $46,000 in fiscal 2003. This increase is due to purchases of additional equipment over the last year. Amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased from $459,000 in fiscal 2003 to $84,000 in the fiscal 2004. Depreciation expense for fiscal 2005 is not expected to vary significantly from that experienced in fiscal 2004. Amortization expense since the third quarter of fiscal 2004 now consists solely of the amortization of the costs of acquiring patents. While this cost will continue to grow due to a larger number of patents, these increases should be less than the reduction in amortization from prior acquisitions.

        OTHER INCOME AND EXPENSE

        Other income net of other expenses totaled $36,000 in fiscal 2004 compared with a net expense for fiscal 2003 of $91,000. The improvement in fiscal 2004 over fiscal 2003 is primarily the result of greater transaction gains on foreign currency exchange rates and reduced losses on securities held.

        INCOME  TAX

        Income taxes are provided in the statement of operations in accordance with the asset and liability method. We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the asset and liability method. Accordingly, a valuation allowance is recorded against the applicable deferred tax assets and therefore no tax benefit is recorded for fiscal 2003 or fiscal 2004. A reclassification of assets as between amortizable intangible assets and non-amortizable goodwill which occurred at the beginning of fiscal 2003 to comply with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) caused a charge of $18,000 in tax expense during fiscal 2003.

        In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits that may be used in any given year. However, we do not expect this to be a factor in fiscal 2005 as we have a large carryforward of net operating losses that are not restricted.*

LIQUIDITY AND CAPITAL RESOURCES

        Balances of our cash and cash equivalents at March 31, 2004 stood at approximately $511,000 compared to approximately $168,000 at March 31, 2003. Available for sale securities at March 31, 2004 stood at $0 compared to approximately $19,000 at March 31, 2003.

        The increase in cash and cash equivalents was provided from operations, which provided net cash of approximately $321,000. During fiscal 2004, we used approximately $87,000 for investing activities. During fiscal 2004, we recognized $84,000 in proceeds from the issuance of warrants to Fidelity National Information Solutions, Inc.

        Total liabilities, excluding deferred revenue of $619,000 and $608,000 at March 31, 2004 and 2003, respectively, were approximately $344,000 at March 31, 2004 compared to approximately $510,000 at March 31, 2003. This decrease is attributed to normal fluctuations in payables and accruals.

        We believe that our current cash and cash equivalents, and any net cash provided by operations may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2005. However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources. We currently have budgeted to incur losses during the first half of fiscal 2005, and our efforts to increase our revenue to cover expenses by mid-year fiscal 2005 may not be successful.* Over the past several years, we have significantly decreased operating expenses and, as a result, we believe our profitability will depend on generating sufficient license and other revenues.* We currently do not have in place a credit facility with any bank or other lender to cover any cash flow shortfalls. Accordingly, if we experience a significant revenue decline, we may be required to reduce operations substantially or to raise additional funds through equity or debt financings. There is substantial doubt about our ability to continue as a going concern. Our sales tend to reflect the strength and weakness of our distribution partners' new license activity as we are generally licensed as part of their package of software.**

        Many companies in the software industry have experienced difficulty in raising additional financing in the current economic climate. Our strategies for financing may include, but are not limited to, any one or more of the following:

        . engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;
        . raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
        . forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
        . loans from management or employees, salary deferrals or other cost cutting measures.

Additional financing may not be available to us on favorable terms, or at all. If additional financing is not available and if we cannot generate sufficient revenue from operations, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. The results of any of these measures could materially affect our business, results of operations and financial position. We are exploring strategies for financing, however, currently we do not have any commitment for any of the foregoing.**

        During fiscal 2005, we anticipate generating cash from operations from software license revenues as well as potential additional licenses of our patented technology. We expect that our primary uses of cash will be salaries and other controllable expenses associated with research and development, sales and marketing, and general and administrative activities. We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of our company if patent and software licenses do not substantially increase quarter-to-quarter during fiscal 2005.**

ITEM 7. FINANCIAL STATEMENTS.

        Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 8A. CONTROLS AND PROCEDURE

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        During the fourth quarter of fiscal 2004, there have been no changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. However, in response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures. In particular, we have had in place a disclosure practices committee since early 2003, and have reviewed and implemented additional internal controls with respect to our UK operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         We have a Code of Ethics that applies to our principal executive officer/principal financial officer, and others performing similar functions. A copy of the Code of Ethics is included with this Report as Exhibit 14.

         The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of March 31, 2004, our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

        Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN AND WARRANT GRANT INFORMATION

        The following table gives information as of March 31, 2004, the end of the our most recently completed fiscal year, about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans and option and warrant grants not covered under our equity compensation plans, described in the footnotes following the table below. For additional information on our stock option plans, see Note 11, "Shareholders' Equity," to our Consolidated Financial Statements for the fiscal year ended March 31, 2004 included in this report.

                                  (a)                 (b)                   (c)                (d)
                             No. of Shares         Weighted
                              to be Issued      Average Exercise
                            Upon Exercise of        Price of                             Total of Shares
                              Outstanding         Outstanding          No. of Shares       Reflected in
                           Options, Warrants   Options, Warrants       Available for         Columns
   Plan Category               and Rights         and Rights       Future Issuance (1)     (a) and (c)
   -------------           -----------------   -----------------   -------------------   ---------------
Equity Compensation
Plans Approved by
Shareholders (2)                319,625        $      1.31               254,750              574,375

Equity Compensation
Plans and Warrant Grants
Not Approved
by Shareholders (3)             296,000        $      1.36                    --              296,000
                           -------------                           -------------         ------------
  TOTAL                         615,625        $      1.33               254,740              870,375
                           =============                           =============         ============

----------
(1) Excludes from this calculation the number of shares reflected in Column (a).
(2) Consists of our 1994 Stock Option Plan, and Directors' Nonqualified Stock Option Plan.
(3)     Consists of:
        (i) a fully-vested performance-based option to purchase 75,000 shares of common stock granted to Mr. Osenbaugh in November 1997 (50% of which vested when the closing price of our common stock was at $2.00 or more for 10 consecutive days, and 50% of which vested when the closing price of our common stock was at $3.00 or more for 10 consecutive days);
        (ii) a currently unvested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in February 1999 which vests on the earlier of when the closing price of our common stock is $5.00 or more for 10 consecutive days, or February 2006, if Mr. Osenbaugh is then in our employment;
        (iii) a currently unvested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in November 1999 which vests on the earlier of when the closing price of our common stock is $5.00 or more for 10 consecutive days, or November 2006, if Mr. Osenbaugh is then in our employment;
        (iv) warrants to purchase 21,000 shares of common stock granted to various of our service providers in April 1999 in consideration for services performed, exercisable at $1.00 per share (all of which warrants subsequently expired in April 2004 without being exercised); and
        (v) fully-vested warrants to purchase 100,000 shares of common stock granted to one of our development partners in March 2003 in consideration for an $84,000 payment, exercisable at $1.62 per share and which expire in March 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a)      EXHIBITS

Exhibit
 Number                                   Description
-------         ----------------------------------------------------------------

 3.1      (1)   Articles of Incorporation, as amended and in effect
 3.2      (1)   Bylaws
 4.1      (1)   Specimen Common Stock Certificate
10.1      (1)   Form of Employee Stock Option Agreement
10.2      (1)   1994 Stock Option Plan
10.3      (1)   Directors' Nonqualified Stock Option Plan
10.4      (2)   Employee Stock Ownership Plan
10.5      (1)   Form of Indemnification Agreement with directors and officers
10.6      (6)   Form of Distributorship Agreement
10.7      (1)   Solution Provider Agreement with Microsoft Corporation dated
                September 23, 1994
10.8A     (3)   Office Lease Agreement dated September 8, 1995, as amended, with
                G&W Investment Partners
10.8B     (4)   Amendment to Office Lease Agreement dated March 20, 1999, with
                G&W Investment Partners
10.8C     (5)   Amendment to Office Lease Agreement dated March 10, 2000 with
                MONY Life Insurance Company
10.9      (6)   Form of WorkWise Reseller Marketing Agreement
14        **    Code of Ethics for Financial Officers
21.1      (6)   Subsidiaries of Timeline, Inc
23.1      **    Consent of Independent Registered Public Accounting Firm
31.1      **    Certification by Charles R. Osenbaugh, Chief Executive Officer
                and Chief Financial Officer, pursuant to Rule 13a-14(a),
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      **    Certification by Charles R. Osenbaugh, Chief Executive Officer
                and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

----------
**      Filed as an exhibit to this annual report on Form 10-KSB.
(1) Incorporated herein by reference from Item 27 of Company's Registration Statement on Form SB-2 filed on October 18, 1994.
(2) Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed on March 11, 1996.
(3) Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1997.
(4) Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 1999.
(5) Incorporated herein by reference from Item 13 of Company's Form 10-KSB for the year ended March 31, 2000.
(6) Incorporated herein by reference from Item 27 of the Company's Registration Statement on Form SB-2 filed on June 15, 2001.

        (b)     Reports on Form 8-K

        We filed a report on Form 8-K on February 13, 2004, reporting that a news release was issued on February 12, 2004 announcing our financial results for the fiscal 2004 third quarter ended December 31, 2003.

        We filed a report on Form 8-K on February 18, 2004, announcing our entering into a settlement agreement with Cognos Inc. and its U.S.-based subsidiary, Cognos Corporation, with respect to our patent infringement lawsuit.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

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

                                     Dated: June 23, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                       Capacities              Date
               ---------                       ----------              ----

      /s/ Charles R. Osenbaugh             Director, President     June 23, 2004
-------------------------------------   Chief Executive Officer
        Charles R. Osenbaugh            Chief Financial Officer
                                             and Treasurer



       /s/ Frederick W. Dean                    Director           June 23 2004
-------------------------------------   Executive Vice President
         Frederick W. Dean


       /s/ Donald K. Babcock                    Director           June 23, 2004
-------------------------------------
         Donald K. Babcock


        /s/ Kent L. Johnson                     Director           June 23, 2004
-------------------------------------
          Kent L. Johnson


          /s/ Terry Harvey                      Director           June 23, 2004
-------------------------------------
              Terry Harvey

                                 TIMELINE, INC.

                            Form 10-KSB Annual Report

                          Index to Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Financial Statements:

   Consolidated balance sheets as of March 31, 2004 and 2003               F-3

   Consolidated statements of operations for the years ended
    March 31, 2004 and 2003                                                F-4

   Consolidated statements of shareholders' equity and comprehensive
    loss for the years ended March 31, 2004 and 2003                       F-5

   Consolidated statements of cash flows for the years ended
    March 31, 2004 and 2003                                                F-6

Notes to Consolidated Financial Statements                                 F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheets of Timeline, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ KPMG LLP

May 9, 2004
Seattle, Washington

                                 TIMELINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                     ASSETS

                                                         2004          2003
                                                     ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $    511,483  $    167,908
  Marketable securities - available for sale                    -        19,486
  Accounts receivable net of allowance of
   $12,326 and $10,164                                    423,085       590,859
  Prepaid expenses and other current assets               171,456       147,239
                                                     ------------  ------------
    Total current assets                                1,106,024       925,492
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $875,625 and $818,906                    74,761       100,099
CAPITALIZED SOFTWARE, net of accumulated
 amortization of $1,002,865 and $817,341                        -       185,524
CAPITALIZED PATENTS, net of accumulated
 amortization of $60,069 and $41,229                      253,932       223,725
INTANGIBLE ASSETS, net of accumulated amortization
 of $969,981 and $886,442                                       -        83,539
GOODWILL, net of accumulated amortization of
 $123,938 and $123,938                                     70,183        70,183
                                                     ------------  ------------
    Total assets                                     $  1,504,900  $  1,588,562
                                                     ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $     46,589  $     32,844
  Accrued expenses                                        297,570       477,056
  Deferred revenues                                       619,036       608,301
                                                     ------------  ------------
    Total current liabilities                             963,195     1,118,201
                                                     ------------  ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 4,178,498 and 4,165,998 issued and
   outstanding                                             41,785        41,660
  Additional paid-in capital                           10,564,347    10,465,478
  Accumulated other comprehensive loss                    (97,433)      (47,459)
  Accumulated deficit                                  (9,966,994)   (9,989,318)
                                                     ------------  ------------
    Total shareholders' equity                            541,705       470,361
                                                     ------------  ------------
    Total liabilities and shareholders' equity       $  1,504,900  $  1,588,562
                                                     ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                         2004          2003
                                                     ------------  ------------

REVENUE:
  Software license                                   $  1,418,788  $  1,208,881
  Patent license                                        1,900,000     1,074,000
  Maintenance                                           1,271,948     1,143,027
  Consulting and other                                    850,506       902,367
                                                     ------------  ------------
    Total revenues                                      5,441,242     4,328,275

COST OF REVENUES:
  Software license                                        185,524       207,332
  Patent license                                           18,840        15,172
  Maintenance, consulting and other                       486,463       402,190
                                                     ------------  ------------
    Total cost of revenues                                690,827       624,694
                                                     ------------  ------------
    Gross profit                                        4,750,415     3,703,581
                                                     ------------  ------------

OPERATING EXPENSES:
  Sales and marketing                                   1,130,810       690,116
  Research and development                              1,222,360       788,694
  General and administrative                            1,764,515     1,601,570
  Patents                                                 498,024       374,625
  Depreciation                                             65,218        45,733
  Amortization of intangibles and goodwill                 83,539       459,235
                                                     ------------  ------------
    Total operating expenses                            4,764,466     3,959,973
                                                     ------------  ------------
    Loss from operations                                  (14,051)     (256,392)
                                                     ------------  ------------

OTHER INCOME (EXPENSE):
  Realized loss on and impairment of marketable
   securities - available for sale                        (11,834)     (129,244)
  Interest income and other                                48,209        38,733
                                                     ------------  ------------
    Total other income (expense)                           36,375       (90,511)
                                                     ------------  ------------
    Income (loss) before income taxes                      22,324      (346,903)
  Income tax provision                                          -       (18,416)
                                                     ------------  ------------
    Net income (loss)                                $     22,324  $   (365,319)
                                                     ============  ============
Basic net income (loss) per share                    $       0.01  $      (0.09)
                                                     ============  ============
Diluted net income (loss) per share                  $       0.01  $      (0.09)
                                                     ============  ============
Shares used in calculation of basic net income
 (loss) per share                                       4,177,542     4,127,236
                                                     ============  ============
Shares used in calculation of diluted net income
 (loss) per share                                       4,186,038     4,127,236
                                                     ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TIMELINE, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                         Accumulated
                                                   Common Stock            Additional       Other                         Total
                                           ----------------------------     Paid-in     Comprehensive   Accumulated   Shareholders'
                                               Shares         Amount        Capital     (Loss) Income     Deficit         Equity
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, March 31, 2002                        4,153,498  $      41,535  $  10,448,488  $      17,107  $  (9,623,999) $     883,131
                                           =============  =============  =============  =============  =============  =============
  Stock-based compensation                        12,500  $         125  $      16,990  $           -  $           -  $      17,115
  Net loss                                             -              -              -              -       (365,319)      (365,319)
  Change in unrealized gain (loss) on
   available for sales securities, net                 -              -              -         (7,540)             -         (7,540)
  Foreign currency translation adjustment
                                                       -              -              -        (57,026)             -        (57,026)
                                                                                                                      -------------
    Total comprehensive loss                           -              -              -              -              -       (429,885)
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, March 31, 2003                        4,165,998  $      41,660  $  10,465,478  $     (47,459) $  (9,989,318) $     470,361
                                           =============  =============  =============  =============  =============  =============
  Stock-based compensation                        12,500  $         125  $      14,875  $           -  $           -  $      15,000
  Warrants issued                                      -              -         83,994              -              -         83,994
  Net income                                           -              -              -              -         22,324         22,324
  Change in unrealized gain (loss) on
   available for sales securities, net                 -              -              -          7,540              -          7,540
  Foreign currency translation adjustment
                                                       -              -              -        (57,514)             -        (57,514)
                                                                                                                      -------------
    Total comprehensive loss                           -              -              -              -              -        (27,650)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, March 31, 2004                        4,178,498  $      41,785  $  10,564,347  $     (97,433) $  (9,966,994) $     541,705
                                           =============  =============  =============  =============  =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TIMELINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                        2004           2003
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $     22,324   $   (365,319)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                        353,121        727,472
    Gain on disposal of property and equipment                              (426)             -
    Stock-based compensation                                              15,000         17,115
    Realized loss on and impairment of marketable securities -
     available for sale                                                   11,834        129,244
    Income taxes                                                               -         18,416
    Changes in operating assets and liabilities:
      Accounts receivable                                                199,328         66,353
      Prepaid expenses and other current assets                           (1,552)           611
      Accounts payable                                                   (42,944)      (490,306)
      Accrued expenses                                                  (199,813)        (6,219)
      Deferred revenues                                                  (36,095)        12,413
                                                                    ------------   ------------
          Net cash provided by operating activities                      320,777        109,780
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (38,432)       (24,956)
  Proceeds from sale of property and equipment                               426              -
  Investment in patents                                                  (49,047)       (51,522)
  Proceeds from sale of marketable securities - available for sale             -         46,860
                                                                    ------------   ------------
      Net cash used in investing activities                              (87,053)       (29,618)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Warrants issued to FNIS                                                 83,994              -
                                                                    ------------   ------------
      Net cash provided by financing activities                           83,994              -
                                                                    ------------   ------------
EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS                              25,857          4,790
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  343,575         84,952
CASH AND CASH EQUIVALENTS, beginning of year                             167,908         82,956
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                              $    511,483   $    167,908
                                                                    ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                            $      6,142   $     13,042

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

OPERATIONS

        The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2004, the Company had net working capital of $142,829 and had an accumulated deficit of $9,966,994, with total shareholders' equity of $541,705. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern. While management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations at least until March 31, 2005, this may not be adequate. Management is therefore contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

        . engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint ventures or another comparable transaction;
        . raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to the Company;
        . forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
        . loans from management or employees, salary deferrals or other cost cutting mechanisms.

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

FOREIGN CURRENCY TRANSLATION

        The functional currency of the Company's foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period. The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive loss in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

SIGNIFICANT USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Changes in these estimates and assumptions may have a material impact on the financial statements. Critical estimates include assessments impacting revenue recognition, the nature of declines in the value of marketable securities, collectibility of accounts receivable, valuation of capitalized patents, and valuation of intangible assets and goodwill.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents. Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments. Cash equivalents as of March 31, 2004 were $425,112 and consisted entirely of money market funds investments.

MARKETABLE SECURITIES - AVAILABLE FOR SALE

        In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent). As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement.

        The Company has accounted for these shares as available for sale securities as required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments: Debt and Equity Securities" (SFAS No.
115). Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company's balance sheet. Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations. During fiscal 2003, the Company sold 52,300 of the Sagent shares resulting in realized losses of $6,040. As of March 31, 2003, unrealized losses excluded from results of operations and reported as a component of accumulated other comprehensive loss were $7,540. The Company accumulated $2,334 of additional unrealized holding losses during fiscal 2004. During the fourth quarter of fiscal 2004, the Company determined, subsequent to the distribution discussed below, that the securities had no longer any value to the Company and all unrealized losses on securities were eliminated and recorded as a component of realized loss on and impairment of marketable securities - held for sale in the consolidated statement of operations.

        In fiscal 2003, the Company determined that declines in the fair value of the securities from a new accounting basis as established in fiscal 2002 were other than temporary. Accordingly, the Company recorded a loss on the impairment of the available for sale securities of $123,204 in the second fiscal quarter of 2003, and established another new accounting basis.

        The Company subsequently determined in the current year, upon announcement of Sagent's liquidation, that further declines in the fair value of the securities from such new accounting basis as established in the second fiscal quarter of 2003 were other than temporary. Accordingly, the Company recorded a loss on the impairment of available for sale securities of $11,834 in the fourth quarter of fiscal 2004.

        The Company received notification of a distribution of $15,080 for its remaining shares held as of the record date of March 31, 2004, which distribution was received subsequent to year-end. The Company has recorded this distribution receivable in prepaid expenses and other current assets in the consolidated balance sheet.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT COSTS

        The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed" (SFAS No. 86). Amounts capitalized relate to software development costs incurred after the technological feasibility of a product has been established. Amortization is recognized using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight-line method over the product's estimated economic life of three years. Amortization starts when the product is available for general release to customers. During fiscal 2003 and 2004, the Company did not capitalize any software development costs. Amortization expense for fiscal 2004 and 2003 was $185,524 and $207,332, respectively. This amortization is included in cost of revenues in the accompanying statements of operations.

        At January 1, 2003, the Company reclassified an asset from intangible assets to capitalized software. This reclassification reflects the release of a version of the Company's Analyst software that incorporated the core technology obtained in the December 2000 acquisition of WorkWise Software, Inc. During the year ended March 31, 2003, such release met the criteria to establish technological feasibility. Consequently, effective January 1, 2003, $554,457 in cost and $415,842 of accumulated amortization were reclassified as capitalized software and accumulated amortization of capitalized software, respectively. The remaining unamortized balance was amortized on a straight line basis over the remaining term of the original estimated life of 36 calendar months. At March 31, 2004, the capitalized software was fully amortized.

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

        Amortization of intangible assets was $83,539 and $459,235 in the fiscal years ended March 31, 2004 and March 31, 2003, respectively.

        The Company performed its annual goodwill impairment test as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) during its fiscal fourth quarter of 2004 and 2003. The results of these tests did not give any indication that goodwill was potentially impaired, and accordingly no amounts have been recorded for goodwill impairment in fiscal 2004 or fiscal 2003.

        Carrying amounts of goodwill as of March 31 are as follows:

                                      2004         2003
                                   ----------   ----------
        Gross carrying amount      $  194,121   $  194,121

        Accumulated amortization      123,938      123,938
                                   ----------   ----------
        Net book value             $   70,183   $   70,183
                                   ==========   ==========

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

REVENUE RECOGNITION

        The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an

                                    Page F-10
element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

        In all other cases, the Company recognizes revenue when delivery to the end user has occurred and the amount due from the reseller is fixed and determinable. Most resellers are required to contact Timeline directly to request Timeline provide a "key" to the reseller's customer that allows the software to operate. In those situations, Timeline invoices the reseller at the time the key is released to the customer indicating the software has been loaded on a unique customer machine. Some resellers have the right to distribute keys to their own customers, in which case the reseller distributes a copy of the software and then provides a "key" to the end user. The reseller is contractually required to have a binding license or purchase order in

                                    Page F-11
place with the end user before the end user is allowed to physically load the Timeline software on a unique machine. These resellers report to Timeline on a monthly or quarterly basis the number and dollar amount of licenses they have distributed in the prior period; i.e. the 'keys' utilized. Based upon that report, Timeline then invoices the reseller. Timeline records revenue at the time of invoice for the period covered. There are no return rights offered to either the reseller or the end user.

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

        With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104).

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

                                                         2004          2003
                                                     -----------   -----------

Net income (loss), as reported                       $    22,324   $  (365,319)
Add stock-based employee compensation expense
 included in reported net income (loss)                   15,000        17,115
Deduct total stock-based employee compensation
 expense determined under fair-value-based method
 for all awards                                          (58,581)      (73,767)
                                                     -----------   -----------
Pro forma net loss                                   $   (21,257)  $  (421,971)
                                                     ===========   ===========
Basic and diluted net loss per share - as reported   $     (0.01)  $     (0.09)
                                                     ===========   ===========
Basic and diluted net loss per share - pro forma     $     (0.01)  $     (0.10)
                                                     ===========   ===========

        Options and warrants issued to non employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model.

        The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. No options were granted in fiscal 2004. For fiscal 2003, the following weighted-average

                                    Page F-12
assumptions were used: zero dividend yield; expected volatility of 98%; risk-free interest rates of 4.00%, and expected lives of five years. All options granted during fiscal 2003 were done so at prices above fair market value on the date of grant. The weighted-average grant date fair value of options granted during fiscal 2003 was $0.32.

NET INCOME (LOSS) PER COMMON SHARE

        Basic and diluted income (loss) per share is the net income (loss) divided by the weighted average number of shares outstanding during the period. The calculation of weighted average shares in fiscal 2003 excludes 39,231 outstanding shares which were subject to vesting conditions for fiscal 2003 until the shares vested. These shares vested on March 22, 2003, and have been included in the calculation from that date forward. The effect of including outstanding options and warrants is anti-dilutive in fiscal 2003.

        Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net income (loss) per share because they are antidilutive totaled 607,129 and 614,279 in fiscal 2004 and 2003, respectively.

COMPREHENSIVE LOSS

        Accumulated other comprehensive loss consisted of the following at March 31, 2004 and 2003:

                                             2004            2003
                                         ------------    ------------
        Unrealized loss on available
         for sale securities             $          -    $     (7,540)
        Foreign currency translation          (97,433)        (39,919)
                                         ------------    ------------
                                         $    (97,433)   $    (47,459)
                                         ============    ============

3. MAJOR CUSTOMERS:

        During fiscal 2004, one customer comprised approximately 10% of the Company's total revenue, other than revenue generated by licensing its patents. During fiscal 2003, two customers combined comprised approximately 15% of the Company's total revenue other than revenue generated by licensing patents. At March 31, 2004, approximately 21% of the Company's accounts receivable balance was due from three of the Company's customers. At March 31, 2003, approximately 29% of the Company's accounts receivable balance was due from two of the Company's customers.

4. VALUATION AND QUALIFYING ACCOUNTS:

                               Balance at    Charged to               Balance at
      Allowance for           Beginning of    Costs and                  End
    Doubtful Accounts             Year        Expenses    Writeoffs     of Year
-------------------------     ------------   ----------   ---------   ----------
Year ended March 31, 2003       $ 73,599       $ 5,484    $ (68,919)   $ 10,164
Year ended March 31, 2004       $ 10,164       $ 2,162    $       -    $ 12,326

                                    Page F-13

5. PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following at March 31:

                                               2004           2003
                                           ------------   ------------
Computer equipment                         $    781,064   $    742,142
Office equipment                                169,322        176,863
                                           ------------   ------------
                                                950,386        919,005
Less - accumulated depreciation                (875,625)      (818,906)
                                           ------------   ------------
Total property and equipment, net of
 accumulated depreciation                  $     74,761   $    100,099
                                           ============   ============

6. ACCRUED EXPENSES:

        Accrued expenses consist of the following:

                                           2004           2003
                                       ------------   ------------

Compensation and benefits              $    170,585   $    243,266
Other                                       126,985        233,790
                                       ------------   ------------
Total accrued expenses                 $    297,570   $    477,056
                                       ============   ============

7. INCOME TAXES:

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

                                                        2004           2003
                                                    ------------   ------------
    Deferred tax assets:
      Net operating loss carryforwards              $  2,425,000   $  2,465,000
      Research and experimentation credit                255,000        250,000
      Deferred revenues                                   89,000        207,000
      Capitalized software/patent costs                        -          3,000
      Impairment of available for sale securities              -        136,000
      Other                                               71,000         23,000
                                                    ------------   ------------

    Gross deferred tax assets                          2,840,000      3,084,000
    Less - valuation allowance                        (2,754,000)    (3,084,000)
                                                    ------------   ------------
                                                          86,000              -
    Deferred tax liabilities:
      Capitalized software/patent costs                  (86,000)             -
                                                    ------------   ------------
        Net deferred tax assets                     $          -   $          -
                                                    ============   ============

        The net operating loss carryforwards of approximately $5.7 million and research and experimentation credit carryforwards of approximately $255,000 in the United States begin expiring in 2005.

                                    Page F-14

The net operating loss carryforwards of approximately 1.5 million British Pounds can be carried forward indefinitely.

        The valuation allowance decreased by $330,000 during the year ended March 31, 2004 and increased by $59,000 during the year ended March 31, 2003. The fiscal 2004 decrease is attributable to an adjustment to net operating loss carryforwards. An amended filing is anticipated for fiscal years 2001 through 2003 to remove tax amortization erroneously taken for acquisitions that occurred in fiscal 2001. Additionally, in fiscal 2004, taxable income was generated and will be offset by carryforwards.

        The Company recorded tax expense of $0 and $18,416 in fiscal 2004 and fiscal 2003, respectively.

        The difference between the expected benefit computed using the statutory tax rate of approximately 34% in fiscal 2003 and tax expense of $18,416 disclosed above is the result of (1) a non-cash charge to increase our valuation allowance in connection with our adoption of SFAS No. 142, which resulted in our not being able to utilize the deferred tax liability related to skilled workforce which was reclassified to goodwill, and (2) the full valuation allowance against our net deferred tax assets. In fiscal 2004, no tax expense was recorded due to the prior establishment of valuation allowances which were utilized.

8. 401(k) SAVINGS AND PROFIT SHARING PLAN:

        All employees of the Company over 21 years of age have the option of participating in a company-sponsored 401(k) savings and profit sharing plan. Employees can contribute up to 80% of their gross pay subject to statutory maximums. At its discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $8,631 and $7,609 to the plan during the years ended March 31, 2004 and 2003, respectively.

9. EMPLOYEE STOCK OWNERSHIP PLAN:

        During March 1996, the Company established an Employee Stock Ownership Plan (ESOP) that covers substantially all U.S. employees. The Company made matching and discretionary contributions totaling $2,982 and $2,912 to the ESOP during fiscal 2004 and 2003, respectively.

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

        On September 17, 2003, the Company filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its U.S. subsidiary, Cognos Corporation, alleging patent infringement in the United States. On February 12, 2004, the Company entered into a settlement

                                    Page F-15
agreement with Cognos in which it granted to Cognos a license to its patented technology and Cognos agreed to pay a license fee of $1,750,000. The total amount was recognized as patent license revenue in the quarter ended March 31, 2004 and is reflected in patent license revenue for the year-ended March 31, 2004.

        From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

LEASES

        The Company has entered into noncancelable operating lease agreements involving equipment and office space. The following is a schedule of future minimum lease payments under these leases as of March 31, 2004:

        Fiscal Year ending March 31,

                2005                                 $ 408,414
                2006                                    18,269
                                                     ---------
                Total minimum lease payments         $ 426,683
                                                     =========

        Rent expense amounted to $571,222 and $546,743 for the years ended March 31, 2004 and 2003, respectively. The Company received income under subleased facilities totaling $41,113 in fiscal 2004. The Company did not receive sublease income in fiscal year 2003.

11. SHAREHOLDERS' EQUITY:

STOCK OPTIONS

        The Company has two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 254,750 shares are available for grant as of March 31, 2004. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. The Company also had a 1993 Stock Option Plan (the "Old Plan"), which expired in September 2003. A total of 132,000 shares of common stock had been reserved for issuance under the Old Plan. As of September 30, 2003, all options granted under the Old Plan expired. At March 31, 2004, the Company had granted options and warrants to purchase 615,625 shares of common stock, including those described in the following paragraphs which are not part of these option plans. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

        In February 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2004.

        In November 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the

                                    Page F-16
date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2004.

        In January 2001, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2004.

        In June 2002, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2004.

        Options outstanding as of each period are as follows:

                                        Options Granted                   Options Granted
                                        Under the Plans                  Outside the Plans
                               -------------------------------   -------------------------------
                                                   Weighted                          Weighted
                                  Number of         Average        Number of          Average
                                   Options      Exercise Price      Options       Exercise Price
                               --------------   --------------   --------------   --------------
Balance, March 31, 2002               359,500   $         1.57          282,629   $         1.54
  Granted                              35,000             1.00                -                -
  Canceled                            (32,325)            1.62          (30,525)            3.64
                               --------------   --------------   --------------   --------------

Balance, March 31, 2003               362,175   $         1.51          252,104             1.29
  Granted                                   -                -                -                -
  Canceled                            (42,550)            3.00          (56,104)            1.51
                               --------------   --------------   --------------   --------------

Balance, March 31, 2004               319,625   $         1.31          196,000   $         1.22
                               ==============   ==============   ==============   ==============

        Information relating to stock options outstanding and stock options exercisable at March 31, 2004 is as follows:

                                            Options Outstanding               Options Exercisable
                                   --------------------------------------    ---------------------
                                                  Weighted       Weighted                 Weighted
                                                   Average       Average                  Average
                                     Number       Remaining      Exercise     Number      Exercise
  Range of Exercise Prices         of Shares    Life in Years     Price      of Shares     Price
------------------------------     ---------    -------------    --------    ---------    --------
$1.00-$2.88                          511,125         4.55        $   1.25      355,625    $  1.20
$3.57-$6.75                            4,500         1.25            4.63        4,500       4.63
                                   ---------                     --------    ---------    --------
Totals                               515,625         4.52        $   1.28      360,125    $  1.25
                                   =========                     ========    =========    ========

        At March 31, 2004 and 2003, options to purchase 360,125 and 428,195, respectively, were exercisable at weighted average exercise prices of $1.25 and $1.45 per share, respectively.

                                    Page F-17

WARRANTS

        In March 1999, the Company issued warrants to purchase 21,000 shares of common stock, with an exercise price of $1.00 per share, to outside consultants in exchange for services rendered. These warrants had a term of 5 years and expired in April 2004.

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

12. RELATED PARTY TRANSACTIONS:

        The Company's transactions with related parties are as follows:

        In March 2002, two of the Company's officers, Frederick Dean and Michael Evans, each earned a performance based award of 6,250 shares of Timeline common stock in March 2002, which were issued in April 2002. The Company recognized $4,500 of compensation expense in fiscal 2003 related to these awards. In March 2003, Messrs. Dean and Evans each received another performance based award of 6,250 shares of Timeline common stock, which were issued in April 2003. The Company recognized $15,000 of compensation expense in fiscal 2004 related to these awards. In March 2004, Mr. Dean and Mr. Evans each received another performance based award of 6,250 shares of Timeline common stock, which were issued in May 2004.

        In March 2002, two of the Company's officers, Michael Evans and Craig Perkins, each borrowed funds from the Company ($6,881 and $6,882, respectively). These funds were used to purchase Timeline common stock from a third party shareholder. The loans were granted as part of the officers' compensation package, and were forgiven in full on March 22, 2003. The Company accounted for the stock purchase on a variable basis over the one-year term of the note, and recognized a total of $12,615 of compensation expense in fiscal years 2003 related to this note.

13. SEGMENT INFORMATION:

        The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.). Both segments generate revenues from the license and support of the Company's software products. Revenues from other licenses and patent licenses are included in the Timeline segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein. During the year ended March 31, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $488,988 and $481,253, respectively. These intersegment transactions are recorded at market rates as if the transactions occurred with third parties. The following table summarizes operations by segment during the fiscal years ended March 31, 2004 and 2003.

                                    Page F-18

                                                     Year Ended 3/31/04
                                ----------------------------------------------------------
                                                 Analyst
                                  Timeline      Financials    Eliminations        Total
                                ------------    ----------    ------------    ------------
Revenues                        $  4,246,723     1,683,507       (488,988)    $  5,441,242
Operating (loss) income         $    (49,575)       35,524              -     $    (14,051)
Depreciation and amortization   $    140,785         7,972              -     $    148,757
Long lived assets               $    315,503        83,373              -     $    398,876
Total assets                    $  1,147,623       357,277              -     $  1,504,900

                                                     Year Ended 3/31/03
                                ----------------------------------------------------------
                                                  Analyst
                                  Timeline      Financials    Eliminations        Total
                                ------------    ----------    ------------    ------------
Revenues                        $  3,342,129     1,467,399       (481,253)    $  4,328,275
Operating (loss) income         $    136,269      (392,661)             -     $   (256,392)
Depreciation and amortization   $    163,485       341,483              -     $    504,968
Long lived assets               $    502,847       160,223              -     $    663,070
Total assets                    $  1,023,731       564,831              -     $  1,588,562

                                    Page F-19