Form 10QSB
period 2004-06-30
TIMELINE INC
filed 2004-08-13
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 1-13524

TIMELINE, INC.
 (Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
 (Address of principal executive offices)

(425) 822-3140
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 30, 2004
Common Stock, $.01 Par Value	4,190,998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2004 (Unaudited)	As of, March 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,405	$511,483
Accounts receivable, net of allowance for doubtful accounts of $12,901 and $12,326	492,390	423,085
Prepaid expenses and other	145,625	171,456

Total current assets	818,420	1,106,024
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $883,495 and $875,625	71,688	74,761
CAPITALIZED PATENTS, net of accumulated amortization of $65,472 and $60,069	252,413	253,932
GOODWILL, net of accumulated amortization of $123,938	70,183	70,183

Total assets	$1,212,704	$1,504,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,836	$46,589
Accrued expenses	303,036	297,570
Deferred revenues	635,077	619,036

Total current liabilities	1,047,949	963,195

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,198,998 and 4,178,498 shares issued and outstanding	41,910	41,785
Additional paid-in capital	10,573,722	10,564,347
Accumulated other comprehensive loss	(93,197)	(97,433)
Accumulated deficit	(10,357,680)	(9,966,994)

Total shareholders’ equity	164,755	541,705

Total liabilities and shareholders’ equity	$1,212,704	$1,504,900

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003
(unaudited)

	2004	2003

REVENUES:
Software license	$264,934	$440,523
Maintenance	330,906	291,717
Consulting and other	123,153	210,079

Total revenues	718,993	942,319
COST OF REVENUES:
Software license	—	69,660
Patent license	5,403	4,432
Maintenance, consulting and other	83,858	106,869

Total cost of revenues	89,261	180,961

Gross profit	629,732	761,358
OPERATING EXPENSE:
Sales and marketing	323,089	275,281
Research and development	213,950	199,926
General and administrative	444,411	458,061
Patents	22,956	19,691
Depreciation	8,023	17,107
Amortization	—	83,539

Total operating expenses	1,012,429	1,053,605

Loss from operations	(382,697)	(292,247)

OTHER INCOME (EXPENSE):
Foreign currency exchange, interest and other (expense) income	(7,989)	26,271

Total other income (expense)	(7,989)	26,271

Loss before income taxes	(390,686)	(265,976)
Provision for income tax	—	—

Net loss	$(390,686)	$(265,976)

Basic and diluted net loss per share	$(0.09)	$(0.06)

Shares used in calculation of basic and diluted net loss per share	4,183,580	4,174,652

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2004 and 2003
(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(321,778)	$(127,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,087)	(3,488)
Capitalized patent acquisition costs	(3,884)	(12,809)

Net cash used in investing activities	(8,971)	(16,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants issued to Fidelity National Information Systems	—	83,994

Net cash provided by financing activities	—	83,994

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS	(329)	4,494
NET CHANGE IN CASH AND CASH EQUIVALENTS	(331,078)	(55,004)
CASH AND CASH EQUIVALENTS, beginning of period	511,483	167,908

CASH AND CASH EQUIVALENTS, end of period	$180,405	$112,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$352	$991

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of June 30, 2004, the Company had negative net working capital of approximately $230,000 and had an accumulated deficit of approximately $10,358,000 with total stockholders’ equity of approximately $165,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2004, added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern.  Management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations through March 31, 2005.  Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

•	engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction;
•	raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
•	forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and
•	loans from management or employees, salary deferrals or other cost cutting mechanisms.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2004, as previously reported in the Company’s Form 10-KSB.

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

The Company has accounted for these shares as available for sale securities as required under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments:  Debt and Equity Securities” (SFAS No. 115).  Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company’s balance sheet.  Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.  During fiscal 2003, the Company sold 52,300 of the Sagent shares resulting in realized losses of $6,040.  As of March 31, 2003, unrealized losses excluded from results of operations and reported as a component of accumulated other comprehensive loss were $7,540.  The Company accumulated $2,334 of additional unrealized holding losses during fiscal 2004.  During the fourth quarter of fiscal 2004, the Company determined, subsequent to the distribution discussed below, that the securities no longer had any value to the Company and all unrealized losses on securities were eliminated and recorded as a component of realized loss on an impairment of marketable securities – held for sale in the consolidated statement of operations.

In fiscal 2003, the Company determined that declines in the fair value of the securities from a new accounting basis as established in fiscal 2002 were other than temporary.  Accordingly, the Company recorded a loss on the impairment of the available for sale securities of $123,204 in the second fiscal quarter of 2003, and established another new accounting basis.

The Company subsequently determined in fiscal 2004, upon announcement of Sagent’s liquidation, that further declines in the fair value of the securities from such new accounting basis as established in the second fiscal quarter of 2003 were other than temporary.  Accordingly, the Company recorded a loss on the impairment of available for sale securities of $11,834 in the fourth quarter of fiscal 2004.

The Company received notification of a distribution of $15,080 for its remaining shares held as of the record date of March 31, 2004, which distribution was received subsequent to year-end.  The Company recorded this distribution receivable in prepaid expenses and other current assets in the consolidated balance sheet.

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

With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition” (SAB 101).

Net Loss per Common Share

Basic and diluted net loss per share is the net loss divided by the weighted average number of shares outstanding during the period. The effect of including outstanding options and warrants is anti-dilutive for all periods presented.  Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 594,000 and 679,175 for the three-month periods ended June 30, 2004 and 2003, respectively.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2004, the Company’s cash balance in this account exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $45,000.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2004 and 2003 was as follows:

	June 30, 2004	June 30, 2003

Foreign currency translation gain (loss)	$4,238	$(28,366)
Change in unrealized gain (loss) on available for sale securities	—	4,224
Net loss	(390,686)	(265,976)

Total comprehensive loss	$(386,448)	$(290,118)

Accumulated other comprehensive loss consisted of a foreign currency translation adjustments of $(93,197) and $(97,433) at June 30, 2004 and March 31, 2004, respectively.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each three-month period ended June 30, 2004 and 2003, respectively:

	Three months ended

	June 30, 2004	June 30, 2003

Net loss, as reported	$(390,686)	$(265,976)
Add stock-based employee compensation expense included in reported net loss	—	15,000
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	—	(27,638)

Pro forma net loss	$(390,686)	$(278,614)

Shares used in the calculation of basic and diluted net Loss per share:	4,184,580	4,174,652

Basic and diluted net loss per share – as reported:	$(0.09)	$(0.06)

Basic and diluted net loss per share – pro forma:	$(0.09)	$(0.07)

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets “ (SFAS No. 144).

The Company performed its annual goodwill impairment test as required by SFAS No. 142 during its fiscal 2004 fourth quarter.  The results of this test did not give any indication that goodwill was potentially impaired, and accordingly no amounts were recorded for goodwill impairment in fiscal 2004.

Carrying amounts as of June 30, 2004 and March 31, 2004 are as follows:

	June 30, 2004	March 31, 2004

Gross carrying amount:
Goodwill	$194,121	$194,121
Acquired technology	649,981	649,981
Customer/distributor contracts	320,000	320,000

Total	$1,164,102	$1,164,102

Accumulated amortization:
Goodwill	$123,938	$123,938
Acquired technology	620,216	620,216
Customer/distributor contracts	266,226	266,226

Total	$1,010,380	$1,010,380

Net book value	$153,722	$153,722

Each class of intangible assets subject to amortization has a weighted average amortization period of three years.

Amortization of intangible assets was $-0- and $83,539, in the quarters ended June 30, 2004 and June 30, 2003, respectively.  As of June 30, 2004, the Company had fully amortized certain intangible assets including general intangibles, acquired and capitalized software.

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

3.     MAJOR CUSTOMERS

During the quarter ended June 30, 2004, one customer comprised approximately 14% of the Company’s total revenue.  During the quarter ended June 30, 2003, one customer comprised approximately 12% of the Company’s total revenue and another customer comprised 10% of the Company’s total revenue. At June 30, 2004, no customer comprised more than 10% of the Company’s accounts receivable balance.  At March 31, 2004, approximately 15% of the Company’s accounts receivable balance was due from two of the Company’s customers.

4.     SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.).  Both segments generate revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company’s annual financial statements for the year ended March 31, 2004.  During the three months ended June 30, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $119,626 and $120,643, respectively.  These intersegment transactions are recorded at market rates as if the transactions occurred with third parties.  The following tables summarize operations by segment during the three months ended June 30, 2004 and June 30, 2003:

	Three Months Ended 6/30/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$487,743	373,876	(119,626)	$718,993
Operating loss	$(324,142)	(66,544)	—	$(390,686)
Depreciation and amortization	$7,530	493	—	$8,023
Long lived assets	$310,146	84,138	—	$394,284
Total assets	$770,597	442,107	—	$1,212,704

	Three Months Ended 6/30/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$632,850	430,112	(120,643)	$942,319
Operating loss	$(305,371)	13,124	—	$(292,247)
Depreciation and amortization	$15,677	84,969	—	$100,646
Long lived assets	$429,376	75,536	—	$504,912
Total assets	$863,603	581,764	—	$1,445,367

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

6.     LITIGATION

On September 17, 2003, the Company filed an action in the Federal District Court for the Western District of Washington against Cognos Inc. and its U.S. subsidiary, Cognos Corporation, alleging patent infringement in the United States.  On February 12, 2004, the Company entered into a settlement agreement with Cognos in which it granted to Cognos a license to its patented technology and Cognos agreed to pay a license fee of $1,750,000.  The total amount was recognized as patent license revenue in the quarter ended March 31, 2004 and is reflected in patent license revenue for the year-ended March 31, 2004.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

Item 2.               Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2004, under the respective caption “Other Factors that May Affect Operating Results.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,” “future,” “continue,” “estimate,”  “judgment” and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.*  At June 30, 2004, such a write-off would reduce our total assets by $252,413.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and capitalized patents are amortized over their useful lives.  We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our cash.*

RESULTS OF OPERATIONS

Our consolidated financial statements for the first quarter of fiscal 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of approximately $391,000 for the first quarter of fiscal 2005 and have incurred recurring net losses from operations over the past several fiscal years.  As of June 30, 2004, we had negative net working capital of approximately $230,000.  These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our current cash and cash equivalents, together with any net cash provided by operations, may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2005.  However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings.  See “Liquidity and Capital Resources” below.**

Revenues

	Three Months Ended June 30,

(Dollars in Thousands)	2004	2003	Change

Software license	$264	$440	(40)%
Patent licenses	—	—	N/M
Maintenance	331	292	13%
Consulting and other	123	210	(41)%

Total Revenues	$718	$942	(24)%

For the quarter ended June 30, 2004, our total operating revenues were $718,000 compared to $942,000 for the quarter ended June 30, 2003, representing a decrease of 24%.  The decrease in total operating revenues is primarily attributable to declines in revenue from software licenses and consulting services, partially offset by an increase in revenue from maintenance services.

The decrease in software license revenue occurred in both Europe and North America.   In Europe, our largest reseller channel for new licenses revenue for the quarters ended June 30, 2004 and June 30, 2003 was Sage Enterprise resellers.  During fiscal 2004, Sage introduced its own product to compete with our Analyst Financials products and several of our mutual resellers elected initially to sell the Sage product.  New Licenses and consulting from this channel remain at a level approximately 30% below year ago levels.  A number of these resellers, having now worked with clients using each product, appear to be reverting to Analyst Financials’ products as their preferred solution.

Nevertheless, the experience is illustrative of the dramatic swings in license revenue we can experience depending on the changing focus of our major channels.  Our software license revenue in Europe was also adversely affected by a decline in software license revenue from Analyst Financials’ new licenses with GEAC and Navision Systems.  Both GEAC and Navision Systems were acquired or combined with software vendors whose products are competitive with the products of Analyst Financials.  As a result of these acquisitions and combinations, we anticipate that software license revenue from GEAC and Navision Systems will continue to be minimal in future quarters.*

North American software license revenue decreased in roughly the same proportion as in Europe.  However, the overall activity through existing North American channels was not markedly different between the comparable quarters.  The most notable difference was that in the first quarter of fiscal 2004 we received one unusually large license fee in the amount of $92,000.

While we were successful in signing new reseller relationships during fiscal 2004, in the current economic uncertainty, particularly in the United States, it is impossible to predict if our distribution channels will be able to generate any increase in software licenses or revenues during fiscal 2005 over fiscal 2004.*

We did not receive any revenues from patent licenses during the first quarters of fiscal 2005 or fiscal 2004.  Patent license revenue is very sporadic.  The timing of fees usually corresponds to the settlement of litigation and, therefore is unpredictable.  While we intend to continue to pursue additional patent license agreements during fiscal 2005, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 13% to $331,000 for the first quarter of fiscal 2005 as compared to $292,000 for the first quarter of fiscal 2004.   The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software.  Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party resellers (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users where in second tier maintenance this function is provided to end-users by the reseller.  We provide software patches, updates and technical diagnostics under either approach.  Both first and second-tier maintenance is typically provided under annually renewable agreements.  We receive a smaller portion of the annual support fees for second tier support than we do for first tier support.  Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.  Future fiscal 2005 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

The decrease in consulting revenue in comparable quarters ending June 30, 2004 and June 30, 2003 also affected both Europe and North America.  Consulting revenue tends to be directly affected by the level of new license revenue, and it is not unusual to see consulting revenue decrease during periods when new license revenue is similarly affected.  Furthermore, as the number of resellers and their experience level with our products increase over time, we believe that a higher percentage of the consulting services associated with use of our software will be provided by the reseller community rather than directly through us.  We do not receive revenue from consulting services provided by our resellers.  Any increase in the volume of consulting services performed by our resellers will negatively affect our consulting service revenue in future quarters.*

Cost of Revenues

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Software license	$—	$70	N/M
Patent licenses	5	4	25%
Maintenance, consulting and other	84	107	(21%	)

Total Cost of Revenues	$89	$181	(51%	)
Percentage of revenues	12%	19%

Cost of revenues for the first quarter of fiscal 2005 decreased by 51% from the comparable period in fiscal 2004.  Cost as a percentage of revenue for the first quarter of fiscal 2005 also decreased by 7% from the comparable period in fiscal 2004.  Both statistics were most dramatically impacted by the reduction of amortization for capitalized and acquired software development.  As of December 31, 2003, we had fully amortized all such costs for capitalized and acquired software, thereby reducing the amortization charge from $70,000 in the first quarter of fiscal 2004 to $0 in the first quarter of fiscal 2005.  Maintenance, consulting and other costs decreased by 21% between the comparable quarters as a result of a reduction in travel expense and commissions earned by our consulting staff during the quarter ended June 30, 2004.

Gross Profit

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Gross profit	$630	$761	(17%	)
Percentage of revenues	88%	81%

Gross profit for the first quarter of fiscal 2005 decreased by 17% from the comparable period in fiscal 2004.  The decrease in gross profit is primarily attributable to lower software license and consulting revenue during the first quarter of fiscal 2005.  Gross margins increased 7% during the comparable periods.  The improvement in gross margin is primarily attributable to the elimination of amortization expense for capitalized and acquired software for the first quarter of fiscal 2005, compared to $70,000 of amortization expense in the first quarter of fiscal 2004.  As of December 31, 2003, the cost of all capitalized and acquired software had been fully amortized.  Margins are also affected by the volume of business as recorded in total revenue, and the mix among various revenue bearing activities, and our ability to control costs associated with the generation of those activities.

Sales and Marketing Expense

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Sales and marketing	$323	$275	17%
Percentage of revenues	45%	29%

Sales and marketing expenses increased by 17% between the quarters ended June 30, 2004 and June 30, 2003.  Substantial increases occurred in two categories, salary expense and marketing.  Increased salary for fiscal 2005 is due in large part to the addition of two new departmental employees in Analyst Financials between the comparable quarters.  Our increased marketing expense represent approximately $37,000 for a targeted advertising campaign in Europe during the first quarter of fiscal 2005.  Sales and marketing expense in the period ended June 30, 2003 included a large payment to a reseller of approximately $65,000.

Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2005 will be directly impacted by commissions payable with respect to new licenses.  We have instituted a compensation plan for employees, as described in Liquidity and Capital Resources below, that may increase compensation costs.  Sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.**

Research and Development Expense

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Research and development	214	200	7%
Percentage of revenues	30%	21%

Research and development expenses increased during the first quarter of fiscal 2005 by 7% compared to the first quarter of fiscal 2004.  We do not consider this $14,000 increase to be material and is mainly attributable to normal salary and insurance cost increases.

Research and development efforts and the associated expenses during both periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages.  Additionally, during the June 30, 2004 quarter we began planning in earnest for our next version of software; having completed full commercial release in March 2004 of Version 2.9 of our Timeline Analyst suite of applications which incorporated Oracle and IBM RDBMS support.  We anticipate such efforts will continue throughout the remainder of the 2005 and 2006 fiscal years.*  However, we anticipate research and development head count quarter-to-quarter for the remainder of fiscal 2005 to remain relatively stable.*

We have instituted a compensation plan that could cause employee compensation costs to increase, as described in the Liquidity and Capital Resources section below.*  No bonus was paid for the results of the first fiscal quarter of 2005.

General and Administrative Expense

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Research and development	214	200	7%
Percentage of revenues	30%	21%

General and administrative expenses decreased by 3% between the comparable quarters ended June 30, 2004 and 2003.  Substantial decreases in salaries, payroll taxes and rents, more than offset a substantial increase in auditing fees.  The decrease in salary related expenses occurred mainly in Europe as a result of one employee transferring from Administration to Consulting.  Audit fees increased due to additional audit responsibilities to meet regulatory requirements.

We expect general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2005.  We continue to take steps to reduce our costs of operations, including renegotiating the terms of some vendor contracts.  Additionally, on June 30, 2004, we hired Williams & Webster, P.S. to serve as our independent auditors for fiscal 2005 and as a result we anticipate that our auditing fees will be lower for fiscal 2005.  However, we have instituted a compensation plan for employees, as described in Liquidity and Capital Resources below, that may increase compensation costs.

Patents Expense

	Three Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change

Patent	$23	$20	15%
Percentage of revenues	3%	2%

Patent expenses include the costs of litigation and negotiations with respect to patent licenses.  Patent expenses for the quarter ended June 30, 2004 were not significantly different than those incurred in the quarter ended June 30, 2003.  These expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  No patent litigation was pending during either the first quarter of fiscal 2005 or fiscal 2004; however, we continue to incur capital expenses related to the registration of our patents which in turn increases the amount of  amortization charged against quarterly operations.  The capitalized procurement costs were in part related to attorney fees incurred to finalize the issuance of our WorkWise patents on process automation and our Canadian patent on automation of data mart design.  We anticipate undertaking new litigation during fiscal 2005 to protect our patent rights.*  Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense decreased in the quarter ended June 30, 2004 to $8,000 from $17,000 in the quarter ended June 30, 2003.  Amortization of intangible assets due primarily to the acquisitions of Analyst Financials and WorkWise decreased from $84,000 to $0 during the same period due to the fact all intangible assets other than patents and goodwill have been fully amortized.

Other Income and Expense

Other income and expense generated a loss of $8,000 in the first fiscal quarter of 2005 compared to income of $24,000 in fiscal 2004.  In both quarters the major component of income and expense was from foreign currency exchange fluctuations, with some impact from interest expense and interest income.

Income Tax

No income tax expense was recorded in the first quarter of either fiscal 2005 or fiscal 2004.  All income or loss is offset by appropriate adjustments to the valuation allowance of the Company’s net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.  As of June 30, 2004, we had negative net working capital of approximately $230,000 (positive working capital position of approximately $406,000 when excluding deferred revenue).  Additionally, as of June 30, 2004, our cash and cash equivalents were $180,000 compared to cash and cash equivalents of $511,000 as of March 31, 2004.

The decrease in our cash and cash equivalents is attributable to losses from operations during the first quarter of fiscal 2005.  These losses are primarily attributable to decreases in software and consulting revenue and increases in expenses related to sales and marketing, research and development and patents.

Accounts receivable were approximately $492,000 and $423,000 at June 30, 2004 and March 31, 2004, respectively.  We believe the increase in accounts receivable is simply due to the normal swings in the timing of collections.

Total liabilities, excluding deferred revenue, were approximately $413,000 at June 30, 2004 compared to approximately $344,000 at March 31, 2004.  The increase in total liabilities is primarily attributable to an increase in our accounts payable, which more than doubled in the first quarter of fiscal 2005.  Accounts payable increased because of normal variations in the timing of payments.

During the balance of fiscal 2005, we expect to generate cash from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.*  We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, and sales and marketing activities.*  We have instituted an compensation plan based on certain gross revenue and net income targets that could cause employee compensation costs to increase.* All U.S.-based employees may participate in a bonus pool in an amount, subject to specified adjustments and limitations, that represents 50% of the amount by which U.S. revenue exceeds U.S. internal budgets for each quarter of fiscal 2005.  No bonus was paid for the results of the first fiscal quarter of 2005.  Additionally, if the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary, this would also put upward pressure on costs.

We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2005 and beyond.*  By taking this cautious approach combined with our current cash and cash equivalent balances, we believe we may have adequate resources to fund operations, as well as costs and expenses of any litigation we may pursue, through the balance of fiscal 2005.*  Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.*  Accordingly, we need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.*  None of these potential alternatives may be available to us, or may only be available on unfavorable terms.*  If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.*  Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.*  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	competition from existing or new product offerings,
•	the ability of our third-party distributors and licensees in selling and marketing our products,
•	market acceptance of our products,
•	changes in the size or volume of consulting or maintenance contracts with existing clients and potential clients,
•	our ability to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, both internationally and domestically,
•	our decreased emphasis on direct sales, and increased reliance on OEMs and VARs
•	our ability to motivate and retain our existing employees, including sales and marketing personnel, as well as to attract and hire new employees in the future,
•	our ability to integrate our products with those of our third-party distributors and licensees,
•	our patent licensing strategies and ability to pursue further patent licenses,
•	the availability of additional financing or capital resources,
•	the volume and timing of systems sales and licenses,
•	changes in the level of operating expenses, and
•	general economic conditions in the software industry.

All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3      Controls and Procedure

(a) Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officers, as of the end of the period covered by this report, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, we concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. – OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds

In March 2004, two of our officers, Frederick W. Dean and Michael Evans each received a performance-based award of 6,250 shares of Timeline common stock, which were issued in May 2004.  These shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.

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

(b)     Reports on Form 8-K:

A report on Form 8-K was filed on May 27, 2004, reporting that a news release was issued on May 26, 2004 announcing our financial results for the 2004 fiscal year and fourth quarter ended March 31, 2004.

A report on Form 8-K was filed on July 8, 2004, as amended on July 16 and August 3, 2004, reporting our decision to engage Williams & Webster, P.S. as our new independent auditors, replacing KPMG, LLP, for the fiscal year ending March 31, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.
(Registrant)

Date: August 12, 2004	By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.