Form 10QSB
period 2004-09-30
TIMELINE INC
filed 2004-11-12
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 30, 2004

Common Stock, $.01 Par Value	4,190,998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30 2004	As of, March 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,261	$511,483
Accounts receivable, net of allowance for doubtful accounts of $12,086 and $12,326	522,377	423,085
Prepaid expenses and other	104,581	171,456

Total current assets	719,219	1,106,024
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $891,784 and $875,625	63,271	74,761
CAPITALIZED PATENTS, net of accumulated amortization of $70,959 and $60,069	260,714	253,932
GOODWILL, net of accumulated amortization of $123,938	70,183	70,183

Total assets	$1,113,387	$1,504,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,883	$46,589
Accrued expenses	316,928	297,570
Line of credit	36,410	—
Deferred revenues	625,259	619,036

Total current liabilities	1,076,480	963,195

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,190,998 and 4,178,498 shares issued and outstanding	41,910	41,785
Additional paid-in capital	10,578,447	10,564,347
Accumulated other comprehensive loss	(88,626)	(97,433)
Accumulated deficit	(10,494,824)	(9,966,994)

Total shareholders’ equity	36,907	541,705

Total liabilities and shareholders’ equity	$1,113,387	$1,504,900

The accompanying condensed notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended September 30, 2004 and 2003
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

REVENUES:
Software license	$305,451	$449,596	$570,385	$890,119
Patent license	—	150,000	—	150,000
Maintenance	368,804	299,055	699,710	590,772
Consulting and other	160,024	240,411	283,177	450,490

Total revenues	834,279	1,139,062	1,553,272	2,081,381

COST OF REVENUES:
Software license	—	69,659	—	139,319
Patent license	5,487	4,642	10,890	9,074
Maintenance, consulting and other	113,173	107,967	197,031	214,836

Total cost of revenues	118,660	182,268	207,921	363,229

Gross profit	715,619	956,794	1,345,351	1,718,152

OPERATING EXPENSE:
Sales and marketing	250,275	250,903	573,364	526,184
Research and development	208,874	242,149	422,824	442,075
General and administrative	362,384	430,573	806,795	888,634
Patents	14,942	25,059	37,898	44,750
Depreciation	8,371	16,182	16,394	33,289
Amortization of intangibles	—	—	—	83,539

Total operating expenses	844,846	964,866	1,857,275	2,018,471

Loss from operations	(129,227)	(8,072)	(511,924)	(300,319)

OTHER (EXPENSE) INCOME:
Interest income and other	(7,917)	3,964	(15,906)	30,235

Total other income (expense)	(7,917)	3,964	(15,906)	30,235

Loss before income taxes	(137,144)	(4,108)	(527,830)	(270,084)
Provision for income tax	—	—	—	—

Net loss	$(137,144)	$(4,108)	$(527,830)	$(270,084)

Basic and diluted net loss per common and common equivalent share	$(0.03)	$(0.00)	$(0.13)	$(0.06)

Shares used in calculation of basic and diluted loss per share	4,190,998	4,178,498	4,190,998	4,176,585

The accompanying condensed notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2004 and 2003
(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(437,416)	$(125,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,091)	(10,613)
Capitalized patent & software development costs	(17,672)	(22,120)
Line of credit borrowings	40,250	—
Line of credit repayments	(3,840)	—

Net cash provided by/(used in) investing activities	13,647	(32,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock warrants	4,725	83,994

Net cash provided by financing activities	4,725	83,994

EFFECT OF FOREIGN EXCHANGE RATE	(178)	2,648
NET CHANGE IN CASH AND CASH EQUIVALENTS	(419,222)	(71,423)
CASH AND CASH EQUIVALENTS, beginning of period	511,483	167,908

CASH AND CASH EQUIVALENTS, end of period	$92,261	$96,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during year	$724	$3,803
Non-cash transactions:
Unrealized loss on available for sale securities	$—	$119

The accompanying condensed notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2004, the Company had negative net working capital of approximately $357,000 and had an accumulated deficit of approximately $10,495,000 with total stockholders’ equity of approximately $37,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2004, added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern.  Management believes that current cash, cash equivalents, any net cash provided by operations, and proceeds from bank credit facilities, will provide adequate resources to fund operations through March 31, 2005.  Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the six-month period ended September 30, 2004 are not necessarily indicative of future financial results.

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

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 596,500 and 651,508 for the three-month periods ended September 30, 2004 and 2003, respectively.

Comprehensive Loss

Comprehensive loss for the three months and six months ended September 30, 2004 and 2003 was as follows:

	Three months ended		Six months ended

	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Foreign currency translation gain/(loss)	$4,570	$(7,254)	$8,808	$(35,620)
Change in unrealized (loss)/gain on available for sale securities	—	(4,105)	—	119
Net loss	(137,144)	(4,108)	(527,830)	(270,084)

Total comprehensive loss	$(132,574)	$(15,467)	$(519,022)	$(305,585)

Accumulated other comprehensive loss consisted of a foreign currency translation adjustments of $(88,625) and $(97,433) at September 30, 2004 and March 31, 2004, respectively.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each three and six month period ended September 30, 2004 and 2003, respectively.

	Three Months Ended		Six Months Ended

	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Net (loss)/income, as reported	$(137,144)	$(4,108)	$(527,830)	$(270,084)
Add stock-based employee compensation expense included in reported net (loss)/income	—	—	—	15,000
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	(11,064)	—	(38,702)

As adjusted net loss	$(137,144)	$(15,172)	$(527,830)	$(293,786)

Shares used in basic and diluted net loss per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net loss per share as reported	$(0.03)	$(0.00)	$(0.13)	$(0.06)

Basic and diluted net loss per share – as adjusted	$(0.03)	$(0.00)	$(0.13)	$(0.06)

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

In September 2004, the Company entered into a financing agreement with Silicon Valley Bank.  As part of the financing agreement, a warrant to purchase up to 7,500 shares of the Company’s common stock at $0.80 per share was issued.  The warrant was fully vested upon issuance.  The fair value of each warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 7 years.  These warrants expire if not exercised by September 23, 2011.  The aggregate fair value of these warrants was approximately $4,725 and was recognized as interest expense.

Intangible Assets and Goodwill

Intangible assets historically included acquired technology, customer lists, skilled workforce and goodwill related to acquisitions accounted for under the purchase method of accounting.  Amortization of these purchased intangibles was provided on the straight-line basis over the respective useful lives of the assets, primarily three years.  Goodwill, as recorded, represented the excess of acquisition cost over the fair value of net identifiable assets acquired.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.  Additionally in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company is required to review its intangible assets at least annually for impairment.

The Company performed its annual goodwill impairment test as required by SFAS No. 142 during its fiscal 2004 fourth quarter.  The results of this test did not give any indication that goodwill was potentially impaired, and accordingly no amounts were recorded for goodwill impairment in fiscal 2004.

Carrying amounts as of September 30, 2004 and March 31, 2004 are as follows:

	September 30, 2004	March 31, 2004

Gross carrying amount:
Goodwill	$194,121	$194,121
Acquired technology	649,981	649,981
Customer/distributor contracts	320,000	320,000

Total	$1,164,102	$1,164,102

Accumulated amortization:
Goodwill	$123,938	$123,938
Acquired technology	620,216	620,216
Customer/distributor contracts	266,226	266,226

Total	$1,010,380	$1,010,380

Net book value	$153,722	$153,722

Amortization of intangible assets was $-0- in both periods ended September 30, 2004 and September 30, 2003.  As of June 30, 2003, the Company had fully amortized certain intangible assets including general intangibles, acquired and capitalized software.

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

3.  CUSTOMER CONCENTRATION

Total Revenue

During the quarter ended September 30, 2004, one customer comprised approximately 12% of the Company’s total revenue.  During the quarter and six months ended September 30, 2003, one customer comprised approximately 13% and 12% of the Company’s total revenue, respectively.

Accounts Receivable

At September 30, 2004, one customer comprised 13% of the Company’s accounts receivable balance, while in the same quarter of fiscal 2004, one customer comprised 15% and a second customer 11% of the Company’s account receivable balance.  At March 31, 2004, approximately 15% of the Company’s accounts receivable balance was due from two of the Company’s customers.

4.  LINE OF CREDIT

On September 23, 2004, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank.  Under the terms of the financing, the Company may be able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables.  Qualified receivables are generally trade receivables from U.S. customers not outstanding more than 90 days.  The interest rate can vary dependent upon the Company’s then quick ratio.  The rate is the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points.  At September 30, 2004, the amount outstanding on the facility was $36,410.  In connection with the Financing Agreement, the Company granted the lender a security interest in all of the Company’s assets and also granted the lender a warrant to purchase 7,500 shares of the Company’s common stock.

5.  SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.).  Both segments generate revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company’s annual financial statements for the year ended March 31, 2004.  During the three months ended September 30, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $140,131 and $135,717, respectively.  During the six months ended September 30, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $259,757 and $256,360, respectively.  These intersegment transactions are recorded at market rates as if the transactions occurred with third parties.  The following tables summarize operations by segment during the three and six months ended September 30, 2004 and September 30, 2003:

	Three Months Ended 9/30/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$541,656	432,754	(140,131)	$834,279
Operating (loss)/income	$(134,630)	5,403	—	$(129,227)
Depreciation and amortization	$6,825	1,546	—	$8,371
Long lived assets	$311,621	82,547	—	$394,168
Total assets	$661,441	451,946	—	$1,113,387

	Three Months Ended 9/30/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$767,779	507,000	(135,717)	$1,139,062
Operating (loss)/income	$(129,313)	121,241	—	$(8,072)
Depreciation and amortization	$14,601	1,581	—	$16,182
Long lived assets	$354,086	76,870	—	$430,956
Total assets	$856,481	619,077	—	$1,475,558

	Six Months Ended 9/30/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$1,006,399	806,630	(259,757)	$1,553,272
Operating loss	$(458,871)	(53,053)	—	$(511,924)
Depreciation and amortization	$14,355	2,039	—	$16,394
Long lived assets	$311,621	82,547	—	$394,168
Total assets	$661,441	451,946	—	$1,113,387

	Six Months Ended 9/30/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$1,400,629	937,112	(256,360)	$2,081,381
Operating (loss)/income	$(434,684)	134,365	—	$(300,319)
Depreciation and amortization	$30,278	86,550	—	$116,828
Long lived assets	$354,086	76,870	—	$430,956
Total assets	$856,481	619,077	—	$1,475,558

6.  GUARANTEES

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

7.  LITIGATION

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

Item 2.          Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2004, under the respective caption

“Other Factors that May Affect Operating Results.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,” “future,” “continue,” “if,” “forecast” and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

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

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms in order to evaluate the adequacy of the allowance for doubtful accounts.  Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date.  However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets.*  In fiscal 2004, no bad debt expense was recorded against our bad debt reserves.  Additionally, if we underestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.*  At September 30, 2004, such a write-off would reduce our total assets by $260,714.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

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

Our consolidated financial statements for the first two quarters of fiscal 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of approximately $528,000 for the first six months of fiscal 2005 and have incurred recurring net losses from operations over the past several fiscal years.  As of September 30, 2004, we had negative net working capital of approximately $357,000.  These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our current cash and cash equivalents, together with any net cash provided by operations and proceeds from bank credit facilities, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2005.  However, our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings.  See “Liquidity and Capital Resources” below.**

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Software license	$305	$450	(32)%	$570	$890	(36)%
Patent license	—	150	N/A	—	150	N/A
Maintenance	369	299	23%	700	591	18%
Consulting and other	160	240	(33)%	283	450	(37)%

Total revenues	$834	$1,139	(27)%	$1,553	$2,081	(25)%

For the quarter ended September 30, 2004, our total operating revenues were $834,000 compared to $1,139,000 for the quarter ended September 30, 2003, representing a decrease of 27%.  The decrease in total operating revenues is primarily attributable to declines in revenue from software and patent licenses and consulting services, partially offset by an increase in revenue from maintenance services.

The decrease in software license revenue occurred in both Europe and North America.   In Europe, our largest reseller channel for new licenses revenue for the quarter and six-month periods ended September 30, 2004 and September 30, 2003 was Sage Enterprise resellers.  During fiscal 2004, Sage introduced its own product to compete with our Analyst Financials products and several of our mutual resellers elected to sell the Sage product.  New licenses and consulting from this channel remain at a level approximately 30% below year-ago levels.  A number of these resellers, having now worked with clients using each product, appear to be reverting to Analyst Financials’ products as their preferred solution.  Nevertheless, the experience is illustrative of the dramatic swings in license revenue we can experience depending on the changing focus of our major channels.  Our software license revenue in Europe was also adversely affected by a decline in software license revenue from Analyst Financials’ new licenses with GEAC and Navision Software.  Both GEAC and Navision Software were acquired or combined with software vendors whose products are competitive with the products of Analyst Financials.  As a result of these acquisitions and combinations, we anticipate that software license revenue from GEAC and Navision Software will continue to be minimal in future quarters.*

North American software license revenue decreased in roughly the same proportion as in Europe.  However, the overall activity through existing North American channels was not markedly different between the comparable quarters.  The most notable difference was that in the first quarter of fiscal 2004 we received one unusually large license fee in the amount of $92,000.

While we were successful in signing new reseller relationships during fiscal 2004, in the current economic uncertainty, particularly in the United States, it is impossible to predict if our distribution channels will be able to generate any increase in software licenses or revenues during fiscal 2005 over fiscal 2004.*

We did not receive any revenues from patent licenses during the first two quarters of fiscal 2005 while we received a fee of $150,000 during the second quarter of fiscal 2004.  Patent license revenue is very sporadic.  We intend to continue to pursue additional patent license agreements during fiscal 2005, however we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 23% to $369,000 for the second quarter of fiscal 2005 as compared to $299,000 for the second quarter of fiscal 2004.  For comparable six month periods ending September 30, 2003 and 2004, the increase was 18% for the current year.  The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software.  We expect maintenance in future periods to continue to grow, but at a slower rate.*  This reflects the lower rate of new license revenue in the current quarter.  Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party resellers (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users where in second tier maintenance this function is provided to end-users by the reseller.  We provide software patches, updates and technical diagnostics under either approach.  We receive a smaller portion of the annual support fees for second tier support than we do for first tier support.

Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.  Future fiscal 2005 quarters may show mixed results depending upon the commencement of new maintenance agreements and the expiration of existing maintenance agreements.*

A decrease in consulting revenue in comparable quarters ending September 30, 2004 and September 30, 2003 also occurred in both Europe and North America.  Consulting revenue tends to be directly affected by the level of new license revenue, and it is not unusual to see consulting revenue decrease during periods when new license revenue has declined.  Furthermore, as the number of resellers and their experience level with our products increase over time, we believe a higher percentage of the consulting services associated with use of our software will be provided by the reseller community rather than directly through us.  We do not receive revenue from consulting services provided by our resellers.  Any increase in the volume of consulting services performed by our resellers will negatively affect our consulting service revenue in future quarters.*

Cost of Revenues

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Software license	$—	$70	N/A	$—	$139	N/A
Patent license	6	5	20%	11	9	22%
Maintenance, consulting and other	113	107	6%	197	215	(8)%

Total cost of revenues	$119	$182	(35)%	$208	$363	(43)%

Percentage of revenues	14%	16%		13%	17%

Cost of revenues for the second quarter and the first six months of fiscal 2005 decreased by 35% and 43%, respectively, from the comparable periods in fiscal 2004.  Cost as a percentage of revenue for the second quarter of fiscal 2005 also decreased by 2% and for the first six months of fiscal 2005 by 4%, from the comparable periods in fiscal 2004.  Both statistics are largely the result of a reduction of amortization for capitalized and acquired software development.  As of December 31, 2003, we had fully amortized all such costs for capitalized and acquired software, thereby reducing the amortization charge from $70,000 and $139,000 in the second quarter and the first six months of fiscal 2004, respectively, to $0 in the comparable periods of fiscal 2005.  Patent costs for the second quarter and the first six months of fiscal 2005 increased slightly over comparable periods in fiscal 2004.  Maintenance, consulting and other costs also varied slightly between the comparable periods but the amount of such variances are not material.

Gross Profit

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Gross profit	$716	$957	(25)%	$1,345	$1,718	(22)%
Percentage of revenues	86%	84%		87%	83%

Gross profit for the second fiscal quarter and first six months of fiscal 2005 decreased by 25% and 22%, respectively, from comparable periods in fiscal 2004.  The decrease in gross profit is primarily attributable to lower software license and consulting revenue.  Gross margins increased slightly during the comparable periods due to elimination of amortization expense for capitalized and acquired software in fiscal 2005 compared to $70,000 and $139,000 of amortization expense in the in the second quarter and first half of fiscal 2004, respectively.  As of December 31, 2003, the cost of all capitalized and acquired software had been fully amortized.  Margins are also affected by the amount of  total revenue, and the mix among various revenue bearing activities, and our ability to control costs associated with the generation of those activities.

Sales and Marketing Expense

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Sales and marketing	$250	$251	0%	$573	$526	9%
Percentage of revenues	30%	22%		37%	25%

Sales and marketing expenses were virtually unchanged between the quarters ended September 30, 2004 and September 30, 2003.  Sales and marketing expenses for the six-month period ended September 30, 2004 increased by 9% over the comparable period in 2003.  The increase in sales and marketing expenses is primarily attributable to an increase in salary expense and marketing a targeted campaign conducted in the quarter ended June 30, 2004, in the United Kingdom.  Increased salary expense is due in large part to the addition of two new departmental employees in Analyst Financials during the first six months of fiscal 2005.  We also increased marketing expense for a targeted advertising campaign in Europe during the first quarter of fiscal 2005.

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

Research and Development Expense

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Research & development	$209	$242	(14)%	$423	$442	(4)%
Percentage of revenues	25%	21%		27%	21%

Research and development expenses for the second quarter and the first six months of fiscal 2005 decreased by 14% and 4%, respectively, over comparable periods in fiscal 2004.  This decrease is the result of lower bonuses and reduced travel expenses during the first two quarters of fiscal 2005 compared to the same periods in fiscal 2004.

Research and development efforts and the associated expenses during all periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages.  Additionally, during the quarter ended June 30, 2004, we began work on our next version of software, having completed full commercial release in March 2004 of Version 2.9 of our Timeline Analyst suite of applications.  These efforts continued during the second quarter of fiscal 2005 and we anticipate they will continue throughout the remainder of the 2005 and 2006 fiscal years.*  We also anticipate research and development head count quarter-to-quarter for the remainder of fiscal 2005 will remain relatively stable.*

We have instituted a compensation plan that could cause employee compensation costs to increase, as described in the Liquidity and Capital Resources section below.*  No bonus was paid for the results of the first two fiscal quarter of 2005.

General and Administrative Expense

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

General & administrative	$362	$431	(16)%	$807	$889	(9)%
Percentage of revenues	43%	38%		52%	43%

General and administrative expenses for the second quarter and first six months of fiscal 2005 decreased by 16% and 9%, respectively, over comparable periods in fiscal 2004.  We have instituted changes which have generated substantial decreases in salaries, payroll taxes and rents.  We experienced a significant increase in auditing fees during the first quarter of fiscal 2005 (due to the audit for fiscal year end 2004).  However, we engaged a new auditing firm in the first quarter of fiscal 2005 and anticipate that our fees for audits and reviews will be lower in each subsequent quarter.*

We expect general and administrative expenses to decline further during the remainder of fiscal 2005 due to a scheduled reduction in leased space in London.  We continue to take steps to reduce our costs of operations, including renegotiating the terms of some vendor contracts.  However, we have instituted a compensation plan for employees, as described in Liquidity and Capital Resources below, that may increase compensation costs if certain revenue goals are achieved.**

Patents Expense

	Three Months Ended September 30,			Six Months Ended September 30,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Patent	$15	$25	(40)%	$38	$45	(16)%
Percentage of revenues	2%	2%		2%	2%

Patent expenses include the costs of litigation and negotiations with respect to patent licenses.  Patent expenses for the second quarter and the first six months of fiscal 2005 decreased by 40% and 16%, respectively, over the comparable periods in fiscal 2004.  Patent expenses decreased in part because no patent litigation was pending during the first six months of fiscal 2005.  These expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  We continue to incur capital expenses related to the registration of our patents which in turn increases the amount of amortization charged against quarterly operations.  The capitalized procurement costs were in part related to attorney fees incurred to finalize the issuance of our WorkWise patents on process automation and our Canadian, Chinese and second Australian patent on automation of data mart design.  We anticipate undertaking new litigation during fiscal 2005 to protect our patent rights.*  Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense decreased in the quarter ended September 30, 2004 to approximately $8,000 from approximately $16,000 in the quarter ended September 30, 2003.  Depreciation expense decreased in the six-month period ended September 30, 2004 to approximately $16,000 from approximately $33,000 in the six-month period ended September 30, 2003.  Amortization of intangible assets for the quarter ended September 30, 2004 was $0 compared to $84,000 for the quarter ended September 30, 2003.  Amortization of intangible assets consist primarily of the acquisitions of Analyst Financials and WorkWise.  The decrease in the amortization of intangible assets reflects the full amortization of all intangible assets other than patents and goodwill.

Other Income and Expense

Other income and expense generated a loss of approximately $8,000 in the second fiscal quarter of 2005 compared to income of approximately $4,000 in the second fiscal quarter of 2004.  The major components of other income and expense in all periods are interest and foreign currency exchange gain and loss.  During the quarter ended September 30, 2004, interest expense was approximately $6,000 and foreign exchange loss was approximately $6,000.  During the quarter ended September 30, 2003, interest expense was approximately $5,000 and foreign exchange gain was approximately $22,000.

Income Tax

No income tax expense was recorded in the second quarter of either fiscal 2005 or fiscal 2004.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2004, we had negative net working capital of approximately $357,000 (positive working capital position of approximately $268,000 when excluding deferred revenue).  Additionally, as of September 30, 2004, our cash and cash equivalents were approximately $92,000 compared to cash and cash equivalents of approximately $511,000 as of March 31, 2004.

The decrease in our cash and cash equivalents is attributable to losses from operations during the first and second quarters of fiscal 2005.  These losses are primarily attributable to significant decreases in software and patent license and consulting revenue.

Accounts receivable were approximately $522,000 and $423,000 at September 30, 2004 and March 31, 2004, respectively.  We believe the increase in accounts receivable is simply due to the normal swings in the timing of collections.

On September 23, 2004, we entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank, providing for a line of credit of up to $350,000.  Under the Financing Agreement, for any of our accounts receivable that Silicon Valley Bank agrees to finance, we will receive an advance equal to 80% of the face amount of such accounts receivable.  All advances are subject to a variable interest rate.  The current interest rate for any advances by the Bank is 7.25% per annum.  In connection with the Financing Agreement, we granted Silicon Valley Bank a security interest in all of our assets.  As of September 30, 2004, we had approximately $36,000 outstanding under the line of credit, out of total of approximately $204,000 available for borrowing based on eligible accounts receivable at that time.  Silicon Valley Bank is not obligated to finance any of our accounts receivable.  There can be no assurance that Silicon Valley Bank will make advances to us when requested.*

Total liabilities, excluding deferred revenue, were approximately $451,000 at September 30, 2004 compared to approximately $344,000 at March 31, 2004.  The increase in total liabilities is primarily attributable to an increase in our accounts payable and borrowings under a line of credit established in the second quarter of fiscal 2005.  Accounts payable increased because of normal variations in the timing of payments.

During the balance of fiscal 2005, we expect to generate cash from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.*  We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, and sales and marketing activities.*  We have instituted an compensation plan based on certain gross revenue and net income targets that could cause employee compensation costs to increase.* All U.S.-based employees may participate in a bonus pool in an amount, subject to specified adjustments and limitations, that represents 50% of the amount by which U.S. revenue exceeds U.S. internal budgets for each quarter of fiscal 2005.  No bonus was paid for the results of the first two fiscal quarters of 2005.  Additionally, if the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary, this would also put upward pressure on costs.*

We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of the Company if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during fiscal 2005 and beyond.*  By taking this cautious approach combined with our current cash and cash equivalent balances and proceeds from bank credit facilities, we believe we will have adequate resources to fund operations, as well as costs and expenses of any litigation we may pursue, through the balance of fiscal 2005.*  Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

There can be no assurance that our efforts to monitor expenses and generate revenue will be successful.*  Accordingly, we need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, requesting further advances under the Financing Agreement, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.*  None of these potential alternatives may be available to us, or may only be available on unfavorable terms.*  If we are unable to obtain sufficient cash to continue to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.*  Our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.*  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(a) Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, as of the end of the period covered by this report, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, we concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

On September 23, 2004, we issued to Silicon Valley Bank, in connection with the Accounts Receivable Financing Agreement, a stock purchase warrant to purchase up to 7,500 shares of our common stock at an exercise price of $0.80 per share.  The warrant has a term of seven years and expires on September 23, 2011.  Pursuant to the terms of the warrant, we granted to Silicon Valley Bank certain anti-dilution protection on the exercise price, and certain piggyback registration rights on the shares of common stock issuable on exercise of the warrant.  This warrant was issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on September 9, 2004, two director nominees were duly elected on the following vote for three-year terms expiring at the 2007 annual meeting of shareholders:

	Affirmative Votes	Votes Withheld

Frederick W. Dean	3,298,345	2,950
Terry Harvey	3,298,745	2,550

Director Charles R. Osenbaugh continued in office as director for the term expiring at the 2005 annual meeting of shareholders and Directors Donald K. Babcock and Kent L. Johnson continued in office as directors for terms expiring at the 2006 annual meeting of shareholders.

Item 6.  Exhibits

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

TIMElINE, INC.
(Registrant)

Date: November 11, 2004	By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal executive officer and financial officer.