Form 10QSB
period 2004-12-31
TIMELINE INC
filed 2005-02-10
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
 (Address of principal executive offices)

(425) 822-3140
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2005
Common Stock, $.01 Par Value	4,190,998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2004 (Unaudited)	As of, March 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,555	$511,483
Accounts receivable, net of allowance for doubtful accounts of $13,221 and $12,326	593,821	423,085
Prepaid expenses and other	41,502	171,456

Total current assets	734,878	1,106,024
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $457,980 and $875,625	66,646	74,761
CAPITALIZED PATENTS, net of accumulated amortization of $76,753 and $60,069	265,473	253,932
GOODWILL, net of accumulated amortization of $123,938	70,183	70,183

Total assets	$1,137,180	$1,504,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,307	$46,589
Accrued expenses	282,665	297,570
Line of credit	26,168	—
Deferred revenues	730,723	619,036

Total current liabilities	1,099,863	963,195

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,190,998 and 4,178,498 shares issued and outstanding	41,910	41,785
Additional paid-in capital	10,578,447	10,564,347
Accumulated other comprehensive loss	(139,542)	(97,433)
Accumulated deficit	(10,443,498)	(9,966,994)

Total shareholders’ equity	37,317	541,705

Total liabilities and shareholders’ equity	$1,137,180	$1,504,900

The accompanying condensed notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2004 and 2003
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

REVENUES:
Software license	$354,890	$301,509	$925,275	$1,191,628
Patent license	1,000	—	1,000	150,000
Maintenance	403,377	327,384	1,103,087	918,156
Consulting and other	187,871	233,806	471,048	684,296

Total revenues	947,138	862,699	2,500,410	2,944,080

COST OF REVENUES:
Software license	—	46,205	—	185,524
Patent license	5,794	4,831	16,684	13,905
Maintenance, consulting and other	140,231	102,490	337,262	317,326

Total cost of revenues	146,025	153,526	353,946	516,755

Gross profit	801,113	709,173	2,146,464	2,427,325

OPERATING EXPENSE:
Sales and marketing	190,553	285,774	763,917	811,958
Research and development	209,613	212,323	632,437	654,398
General and administrative	352,935	379,251	1,159,730	1,267,885
Patents	20,049	31,992	57,947	76,742
Depreciation	9,461	16,060	25,855	49,348
Amortization of intangibles	—	—	—	83,540

Total operating expenses	782,611	925,400	2,639,886	2,943,871

Income (loss) from operations	18,502	(216,227)	(493,422)	(516,546)

OTHER (EXPENSE) INCOME:
Interest expense and other	(1,399)	(648)	(6,408)	(6,011)
Foreign exchange gain (loss)	34,223	16,234	23,326	51,832

Total other expense	32,824	15,586	16,918	45,821

Income (loss) before income taxes	51,326	(200,641)	(476,504)	(470,725)
Provision for income tax	—	—	—	—

Net income (loss)	$51,326	$(200,641)	$(476,504)	$(470,725)

OTHER COMPREHENSIVE (EXPENSE):
Change in fair value of available for sale securities	$—	$—	$(1,509)	$(1,390)
Foreign currency translation adjustment	(50,917)	(17,549)	(42,109)	(53,169)

Total other comprehensive loss	(50,917)	(19,058)	(42,109)	(54,559)
Comprehensive income (loss)	$409	$(219,699)	$(518,613)	$(525,284)

Basic and diluted net income (loss) per common and common equivalent share	$0.01	$(0.05)	$(0.11)	$(0.11)

Shares used in calculation of basic and diluted loss per share	4,190,998	4,178,498	4,188,543	4,177,225

The accompanying condensed notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2004 and 2003
(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(398,396)	$(59,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,517)	(20,559)
Capitalized patent & software development costs	(28,225)	(27,023)
Line of credit borrowings	115,284	—
Line of credit repayments	(89,116)	—

Net cash used in investing activities	(18,574)	(47,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock warrants	4,725	83,994

Net cash provided by financing activities	4,725	83,994

EFFECT OF FOREIGN EXCHANGE RATE	317	2,730
NET CHANGE IN CASH AND CASH EQUIVALENTS	(411,928)	(28,076)
CASH AND CASH EQUIVALENTS, beginning of period	511,483	167,908

CASH AND CASH EQUIVALENTS, end of period	$99,555	$141,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during year	$1,848	$6,142
Non-cash transactions:
Unrealized loss on available for sale securities	$—	$1,390

The accompanying condensed notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company).  The Company, which is headquartered in Bellevue, Washington and has operations in North America and the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Timeline’s software products are designed to automatically access and distribute business information with full accounting control.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2004, the Company had negative net working capital of approximately $365,000 and had an accumulated deficit of approximately $10,443,000 with total stockholders’ equity of approximately $37,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2004, added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern.  Management believes that current cash, cash equivalents, any net cash provided by operations, and proceeds from bank credit facilities, will provide adequate resources to fund operations through March 31, 2005.  Management is contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the nine-month period ended December 31, 2004 are not necessarily indicative of future financial results.

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

In all other cases, the Company recognizes revenue when delivery to the end user has occurred and the amount due from the reseller is fixed and determinable.  Most resellers are required to contact Timeline directly to request that Timeline provide a “key” to the reseller’s customer that allows the software to operate.  In those situations, Timeline invoices the reseller at the time the key is released to the customer indicating the software has been loaded on a unique customer machine.  Some resellers have the right to distribute keys to their own customers, in which case the reseller distributes a copy of the software and then provides a “key” to the end user.  The reseller is contractually required to have a binding license or purchase order in place with the end user before the end user is allowed to physically load the Timeline software on a unique machine.  These distributors report to Timeline on a monthly or quarterly basis the number and dollar amount of licenses they have distributed in the prior period; i.e. the ‘keys’ utilized.  Based upon that report, Timeline then invoices the reseller.  Timeline records revenue at the time of invoice for the period covered.  There are no return rights offered to either the reseller or the end user.

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

With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101).

Net Earnings per Common Share

Basic and diluted net earnings per share is the net earnings divided by the weighted average number of shares outstanding during the period.  The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net earnings per share because they are antidilutive totaled 596,500 and 615,625 for the three-month periods ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each three and nine month period ended December 31, 2004 and 2003, respectively.

	Three Months Ended		Nine Months Ended

	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

Net income (loss), as reported	$51,326	$(200,641)	$(476,504)	$(470,725)
Add stock-based employee compensation expense included in reported net income (loss)	—	—	—	15,000
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	(10,188)	—	(48,890)

As adjusted net income (loss)	$51,326	$(210,829)	$(476,504)	$(504,615)

Shares used in basic and diluted net income (loss) per share	4,190,998	4,178,498	4,188,543	4,177,225

Basic and diluted net income (loss) per share as reported	$0.01	$(0.05)	$(0.11)	$(0.11)

Basic and diluted net loss per share – as adjusted	$0.01	$(0.05)	$(0.11)	$(0.11)

Options and warrants issued to non employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes options-pricing model.

In April 2003, Fidelity National Information Solutions (Nasdaq:FNIS) obtained a license to use and sublicense Timeline products to provide financial reporting and analytics for real estate, lenders and settlement companies.  Additionally, FNIS may sublicense Timeline products and build its own private label derivative products for its customers.  As part of this agreement, FNIS was issued a warrant to buy up to 100,000 shares of Timeline stock at $1.62 per share and, upon appropriate notice, to appoint either an observer or member to the Timeline Board of Directors.  The warrants were fully vested upon issuance.  The fair value of each warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 4 years.  These warrants expire if not exercised by April 2007.  The aggregate fair value of these warrants was approximately $84,000 and was recognized as a reduction to license revenue in the first quarter of fiscal 2004.

In September 2004, the Company entered into a financing agreement with Silicon Valley Bank.  As part of the financing agreement, a warrant to purchase up to 7,500 shares of the Company’s common stock at $0.80 per share was issued.  The warrant was fully vested upon issuance.  The fair value of the warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 7 years.  The warrant expires if not exercised by September 23, 2011.  The fair value of the warrant was approximately $4,725 and was recognized as interest expense in the second quarter of fiscal 2005.

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

Carrying amounts as of December 31, 2004 and March 31, 2004 are as follows:

	December 31, 2004	March 31, 2004

Gross carrying amount:
Goodwill	$194,121	$194,121
Acquired technology	649,981	649,981
Customer/distributor contracts	320,000	320,000

Total	$1,164,102	$1,164,102

Accumulated amortization:
Goodwill	$123,938	$123,938
Acquired technology	620,216	620,216
Customer/distributor contracts	266,226	266,226

Total	$1,010,380	$1,010,380

Net book value	$153,722	$153,722

Amortization of intangible assets was $-0- in both periods ended December 31, 2004 and December 31, 2003.  As of June 30, 2003, the Company had fully amortized certain intangible assets including general intangibles, acquired and capitalized software.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  During the quarter ended December 31, 2004, the Company wrote off certain fully depreciated assets it identified as obsolete, with minimal market value and no longer used by the Company.

3.  CUSTOMER CONCENTRATION

Total Revenue

During the quarter and nine months ended December 31, 2004, no single customer comprised more than 10% of the Company’s total revenue.  During the quarter and nine months ended December 31, 2003, one customer comprised approximately 11% and another customer comprised 11% of the Company’s total revenue, respectively.

Accounts Receivable

At December 31, 2004, one customer comprised 16% of the Company’s accounts receivable balance, while in the same quarter of fiscal 2004, no single customer comprised more than 10% of the Company’s account receivable balance.  At March 31, 2004, approximately 15% of the Company’s accounts receivable balance was due from two of the Company’s customers.

4.  LINE OF CREDIT

On September 23, 2004, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank.  Under the terms of the financing, the Company may be able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables.  Qualified receivables are generally trade receivables from U.S. customers not outstanding more than 90 days.  The interest rate can vary dependent upon the Company’s then quick ratio.  The rate is the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points.  At December 31, 2004, the amount outstanding on the facility was $26,168.  In connection with the Financing Agreement, the Company granted the lender a security interest in all of the Company’s assets and also granted the lender a warrant to purchase 7,500 shares of the Company’s common stock.

5.  SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.).  Both segments generate revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments are the same as those described in the summary of critical accounting policies included herein and in the Company’s annual financial statements for the year ended March 31, 2004.  During the three months ended December 31, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $120,639 and $118,651, respectively.  During the nine months ended December 31, 2004 and 2003, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $380,396 and $375,011, respectively.  These intersegment transactions are recorded at market rates as if the transactions occurred with third parties.  The following tables summarize operations by segment during the three and nine months ended December 31, 2004 and December 31, 2003:

	Three Months Ended 12/31/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$632,391	435,386	(120,639)	$947,138
Operating income (loss)	$(37,391)	55,893	—	$18,502
Depreciation and amortization	$7,177	2,284	—	$9,461
Long lived assets	$308,887	93,415	—	$402,302
Total assets	$670,364	466,816	—	$1,137,180

	Three Months Ended 12/31/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$566,932	414,418	(118,651)	$862,699
Operating loss	$(214,948)	(1,279)	—	$(216,227)
Depreciation and amortization	$13,708	2,351	—	$16,059
Long lived assets	$297,439	82,120	—	$379,559
Total assets	$621,932	494,751	—	$1,116,683

	Nine Months Ended 12/31/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$1,638,790	1,242,016	(380,396)	$2,500,410
Operating income (loss)	$(496,262)	2,840	—	$(493,422)
Depreciation and amortization	$21,532	4,324	—	$25,856
Long lived assets	$308,887	93,415	—	$402,302
Total assets	$670,364	466,816	—	$1,137,180

	Nine Months Ended 12/31/03

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$1,967,561	1,351,530	(375,011)	$2,944,080
Operating income (loss)	$(649,632)	133,086	—	$(516,546)
Depreciation and amortization	$43,986	88,902	—	$132,888
Long lived assets	$297,439	82,120	—	$379,559
Total assets	$621,932	494,751	—	$1,116,683

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

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.*  At December 31, 2004, such a write-off would reduce our total assets by $265,473.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

RESULTS OF OPERATIONS

Our consolidated financial statements for the first three quarters of fiscal 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of approximately $471,000 for the first nine months of fiscal 2005.  As of December 31, 2004, we had negative net working capital of approximately $365,000.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Software license	$355	$302	18%	$925	$1,192	(22)%
Patent license	1	—	N/A	1	150	N/A
Maintenance	403	327	23%	1,103	918	20%
Consulting and other	188	234	(25)%	471	684	(31)%

Total revenues	$947	$863	10%	$2,500	$2,944	(15)%

For the quarter ended December 31, 2004, our total operating revenues were $947,000 compared to $863,000 for the quarter ended December 31, 2003, representing an increase of 10%.  The increase in operating revenues is attributable to increased licensing and maintenance activity which more than offset a decrease in consulting revenue.  On a comparative nine month basis, revenue decreased by 15% in fiscal 2005 from fiscal 2004, which is attributable primarily to significant decreases in software license and consulting revenues.

In Europe, our largest reseller channel for new license revenue for the quarter ended December 31, 2004 was Cedar Software Limited (CedAr), displacing Sage Enterprise, a reseller who had maintained that distinction for both the nine-month periods ended December 31, 2004 and 2003, and for the prior quarter ended December 31, 2003.  As we have previously disclosed, during late fiscal 2004, Sage introduced its own product to compete with our Analyst Financials products and several of our mutual resellers elected to sell the Sage product.  This weakened our sales in this channel for fiscal 2005, which was reflected in lower total gross revenue until the most recent quarter.  The increased license revenue generated in the third quarter of fiscal 2005 reflects in part the fact CedAr has now been reselling our products for several quarters and is experiencing increasing revenue from the licensing of our Company’s products.

North American software license revenue for the quarter ended December 31, 2004 exceeded the comparable period for the prior year.   However, license revenue for the first nine months of fiscal 2005 decreased from the comparable nine-month period of fiscal 2004. The most notable difference was that in the first quarter of fiscal 2004 we received one unusually large license fee in the amount of $92,000.

Although we continue to work with current resellers and engage new resellers to license our products, it is difficult to predict if our distribution channels will be able to generate any increase in software licenses or revenues during the remainder of fiscal 2005 over fiscal 2004.*

We received only $1,000 of revenue from patent licenses during the first three quarters of fiscal 2005 while we received a fee of $150,000 during the second quarter of fiscal 2004.  Patent license revenue is very sporadic.  We are not currently negotiating or pursuing any litigation intended to require the licensing of our patents and, consequently, it is unlikely patent revenue will contribute to total revenue during the remainder of fiscal 2005.*  Since we had a significant license during the fourth quarter of fiscal 2004, we expect to show a substantial decrease in patent revenue between the fourth quarter and the entire year of fiscal 2005 as compared to the fourth quarter and fiscal year 2004.*  We intend to pursue additional patent license agreements during fiscal 2006.*  We have been relatively inactive during fiscal 2005 in order to facilitate our efforts to sell, merge, or refinance our software operations.  Nevertheless, we expect to re-energize our patent enforcement activity as we are very aware the patents are an asset with a limited lifespan.*  Consequently, we intend to increase our future activity in this area but there are no assurances we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 23% to $403,000 for the third quarter of fiscal 2005 as compared to $327,000 for the third quarter of fiscal 2004.  For comparable nine-month periods ending December 31, 2004 and 2003, the increase was 20% for the current year.  The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software.  We expect maintenance in future periods to continue to grow based on new licenses from the current quarter and, hopefully, new licenses in future quarters*.  Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party resellers (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users.  In second tier maintenance, these functions are provided to end-users by the reseller.  We provide software patches, updates and technical diagnostics under either approach.  We receive a smaller portion of the annual support fees for second tier support than we do for first tier support.  Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.

A decrease in consulting revenue in comparable quarters and nine-month periods ending December 31, 2004 and December 31, 2003 occurred in both Europe and North America.  We believe, on a going-forward basis, that we will continue to see low levels of consulting revenues because a higher percentage of the consulting services associated with the use of our software will be provided by our resellers rather than directly through us.*  We do not receive revenue from consulting services provided by our resellers.  Any increase in the volume of consulting services performed by our resellers will negatively affect our consulting service revenue in future quarters.*

Cost of Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Software license	$—	$46	N/A	$—	$186	N/A
Patent license	6	5	20%	17	14	21%
Maintenance, consulting and other	140	103	36%	337	317	6%

Total cost of revenues	$146	$154	(5)%	$354	$517	(32)%
Percentage of revenues	15%	18%		14%	18%

Cost of revenues for the third quarter and the first nine months of fiscal 2005 decreased by 5% and 32%, respectively, from the comparable periods in fiscal 2004.  Cost as a percentage of revenue for the third quarter of fiscal 2005 also decreased by 3% and for the first nine months of fiscal 2005 by 4%, from the comparable periods in fiscal 2004.  Both statistics are largely the result of the elimination of amortization for capitalized and acquired software development that occurred during the comparable periods.  As of December 31, 2003, we had fully amortized all such costs for capitalized and acquired software, thereby reducing the amortization charge from $46,000 and $186,000 in the third quarter and the first nine months of fiscal 2004, respectively, to $0 in the comparable periods of fiscal 2005.  Patent costs for the third quarter and the first nine months of fiscal 2005 increased slightly over comparable periods in fiscal 2004.  Maintenance, consulting and other costs increased between the comparable periods, primarily due to salary and travel expenses incurred during the third quarter of fiscal 2005 for the transfer of existing personnel between departments.

Gross Profit

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Gross profit	$801	$709	13%	$2,146	$2,427	(12)%
Percentage of revenues	85%	82%		86%	82%

Gross profit for the third quarter of fiscal 2005 increased by 13% and for the nine-month period decreased by 12%, respectively, from comparable periods in fiscal 2004.  The increase in gross profit for the quarter is primarily attributable to higher software license and maintenance revenue.  Likewise, the decrease in the nine-month period reflects the higher gross revenue during fiscal 2004 as compared to fiscal 2005 on a nine month basis.  Gross margins increased slightly during the comparable periods due to higher revenue in the quarter ended December 31, 2004 against relatively stable costs and in the nine-month period ended December 31, 2004 due to a significant decrease in the cost of revenues and the elimination of amortization expense for capitalized and acquired software.

Sales and Marketing Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Sales and marketing	$191	$286	(33)%	$764	$812	(6)%
Percentage of revenues	20%	33%		31%	28%

Sales and marketing expenses decreased during both the third quarter and the first nine months of fiscal 2005 as compared to the same periods of fiscal 2004.  In part, these decreases reflect the transfer of personnel between departments during the first nine months of fiscal 2005 and some attrition of headcount during the third quarter of fiscal 2005.  Additionally, marketing and travel expenses decreased significantly during the third quarter of fiscal 2005 over the third quarter of the prior year and also as compared to the first and second quarters in fiscal 2005 as we curtailed our sales and marketing activities to preserve cash.   Sales and marketing expense as a percentage of revenues decreased for the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 due to both lower expenses and higher revenue in the current quarter.  In the comparable nine-month periods, slightly lower costs did not offset lower revenues in fiscal 2005, resulting in an increase in expenses as a percentage of revenues over the first nine months of fiscal 2004.

Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2005 will be directly impacted by commissions payable with respect to new licenses.  Sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.**

Research and Development Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Research & development	$210	$212	(1)%	$632	$654	(3)%
Percentage of revenues	22%	25%		25%	22%

Research and development expenses for the third quarter and the first nine months of fiscal 2005 decreased by 1% and 3%, respectively, over comparable periods in fiscal 2004.  This decrease is not material.

Research and development efforts and the associated expenses during all periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages.  Additionally, during the first quarter of fiscal 2005, we began work on our next version of software, having completed full commercial release in March 2004 of Version 2.9 of our Timeline Analyst suite of applications.  These efforts continued during the second and third quarters of fiscal 2005 and we anticipate they will continue throughout the remainder of the 2005 and 2006 fiscal years.*  We also anticipate research and development head count quarter-to-quarter for the remainder of fiscal 2005 will remain relatively stable.*

We have instituted a compensation plan that could cause employee compensation costs to increase, as described in the Liquidity and Capital Resources section below.*  No bonus was paid for the results of the first three fiscal quarter of 2005.

General and Administrative Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

General & administrative	$353	$379	(7)%	$1,160	$1,268	(9)%
Percentage of revenues	37%	44%		46%	43%

General and administrative expenses for the third quarter and first nine months of fiscal 2005 decreased by 7% and 9%, respectively, over comparable periods in fiscal 2004.  We have instituted changes which have generated substantial decreases in salaries, payroll taxes and rents.  We experienced a significant increase in auditing fees during the first quarter of fiscal 2005 for the audit for the 2004 fiscal year.  However, we engaged a new auditing firm in the first quarter of fiscal 2005 and our accounting fees have been lower in each subsequent quarter.

We expect general and administrative expenses to decline further during the remainder of fiscal 2005 due to a scheduled reduction in leased space in London.*  We have taken a number of steps during fiscal 2005 to reduce our costs of operations, including renegotiating the terms of some vendor contracts.  However, we have instituted a compensation plan for employees, as described in Liquidity and Capital Resources below, that may increase compensation costs if certain revenue goals are achieved.*

Patents Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

(Dollars in Thousands)	2004	2003	Change	2004	2003	Change

Patent	$20	$32	(38)%	$58	$77	(25)%
Percentage of revenues	2%	4%		2%	3%

Patent expenses include the costs of litigation and negotiations with respect to patent licenses.  Patent expenses for the third quarter and the first nine months of fiscal 2005 decreased by 38% and 25%, respectively, over the comparable periods in fiscal 2004.  Patent expenses decreased in part because no patent litigation was pending during the first nine months of fiscal 2005.  These expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  We continue to incur capital expenses related to the registration of our patents which in turn increases the amount of amortization charged against quarterly operations.  The capitalized procurement costs were in part related to attorney fees incurred to finalize the issuance of our WorkWise patents on process automation and our Canadian, Chinese and second Australian patent on automation of data mart design.  We anticipate undertaking new litigation during the remainder of fiscal 2005 and/or fiscal 2006 to protect our patent rights.*  Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense decreased in the quarter ended December 31, 2004 to approximately $9,000 from approximately $16,000 in the quarter ended December 31, 2003.  Depreciation expense decreased in the nine-month period ended December 31, 2004 to approximately $26,000 from approximately $49,000 in the nine-month period ended December 31, 2003.  Amortization of intangible assets for each of the quarters ended December 31, 2004 and 2003 was $0.

Other Income and Expense

Other income and expense generated income of approximately $33,000 in the third quarter of fiscal 2005 compared to income of approximately $16,000 in the third quarter of fiscal 2004.  The major components of other income and expense in all periods are interest and foreign currency exchange gain and loss.  During the quarter ended December 31, 2004, interest expense was approximately $1,000 and foreign exchange gain was approximately $34,000.  During the quarter ended December 31, 2003, interest expense was less that one thousand dollars and foreign exchange gain was approximately $16,000.

Income Tax

No income tax expense was recorded in the third quarter of either fiscal 2005 or fiscal 2004.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2004, we had negative net working capital of approximately $365,000 (positive working capital position of approximately $366,000 when excluding deferred revenue).  Additionally, as of December 31, 2004, our cash and cash equivalents were approximately $100,000 compared to cash and cash equivalents of approximately $511,000 as of March 31, 2004.

The decrease in our cash and cash equivalents is attributable to losses from operations during the first two quarters of fiscal 2005, although we had operating income in the third quarter of fiscal 2005.  These losses were primarily attributable to significant decreases in software and patent license and consulting revenue during those quarters.

Accounts receivable were approximately $594,000 and $423,000 at December 31, 2004 and March 31, 2004, respectively.  We believe the increase in accounts receivable is simply due to the normal swings in the timing of collections and the greater revenue during the third quarter of fiscal 2005.

On September 23, 2004, we entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank, providing for a line of credit of up to $350,000.  Under the Financing Agreement, for any of our accounts receivable that Silicon Valley Bank agrees to finance, we will receive an advance equal to 80% of the face amount of such accounts receivable.  All advances are subject to a variable interest rate.  As of December 31, 2004, the interest rate for any advances by the Bank was 7.75% per annum.  In connection with the Financing Agreement, we granted Silicon Valley Bank a security interest in all of our assets.  As of December 31, 2004, we had approximately $26,000 outstanding under the line of credit, out of total of approximately $245,000 available for borrowing based on eligible accounts receivable at that time.  Silicon Valley Bank is not obligated to finance any of our accounts receivable.  There can be no assurance that Silicon Valley Bank will make advances to us when requested.*

Total liabilities, excluding deferred revenue, were approximately $369,000 at December 31, 2004 compared to approximately $344,000 at March 31, 2004.  The increase in total liabilities is attributable to an increase in our borrowings under our accounts receivable line of credit established in the second quarter of fiscal 2005, as described above.

For the fourth quarter of fiscal 2005, we expect to generate cash from increased maintenance revenues and software license revenues and, possibly, additional licenses of our patented technology.*  We expect that our primary uses of cash will be salaries and other expenses associated with general and administrative, research and development, and sales and marketing activities.*  We have instituted an compensation plan based on certain gross revenue and net income targets that could cause employee compensation costs to increase.* All U.S.-based employees are eligible to participate in a bonus pool in an amount, subject to specified adjustments and limitations, that represents 50% of the amount by which U.S. revenue exceeds U.S. internal budgets for each quarter of fiscal 2005.  No bonus was paid for the results of the first three fiscal quarters of 2005.  Additionally, if the economy and new license revenue numbers improve to a level where salary reductions instituted in the fourth quarter of fiscal 2002 are no longer deemed necessary, this would also put upward pressure on costs.*

We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger if consulting and maintenance revenues and patent and software licenses do not increase quarter-to-quarter during the remainder of fiscal 2005 and beyond.*  By taking this cautious approach combined with our current cash and cash equivalent balances and proceeds from bank credit facilities, we believe we will have adequate resources to fund operations, as well as costs and expenses of any litigation we may pursue, through the balance of fiscal 2005.*  Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 consolidated financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

TIMELINE, INC.
(Registrant)

Date: February 10, 2005	By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal executive officer and financial officer.