Form 10KSB
period 2005-03-31
TIMELINE INC
filed 2005-06-29
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were:  $3,531,209.

As of June 14, 2005, 4,190,998 shares of the Registrant’s common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $1,397,295 based on the average of the bid ($0.30) and ask ($0.55) prices on such date of $0.425.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2005 annual meeting of shareholders.  The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2005 fiscal year.

Transitional Small Business Disclosure Format (Check One):  Yes    ☐   No   ☒

TIMELINE, INC.
Form 10-KSB Annual Report

**

Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to our business, strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  All statements other than statements of historical fact, including future results of operations or financial position and including the discussion in the section “Recent Developments – Non-Binding Letter of Intent with Global Software,” made in this Annual Report on Form 10-KSB are forward looking.  In particular, the words “predict,” “anticipate,” “believe,” “intend,” “may,” “will,” “expect,” “would,” “could,” and similar expressions as they relate to us are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results,” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing primarily forward looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

Our Business

          Our business consists of two separate activities.  Our first line of business consists of the development, licensing, maintenance, and consulting with respect to the implementation and use of our propriety software applications.  Since 1998 we have also been actively pursuing licensing of our patent portfolio to other software manufacturers and users.  We entered into a non-binding letter of intent in May 2005 and as revised in June 2005, for the potential sale of our software licensing business.  See “Recent Developments – Non-Binding Letter of Intent with Global Software” below.  The proposed Transactions with Global Software may not close.  See “Certain Factors Relating to the Proposed Transactions with Global Software” below for a discussion of some of the risks and other factors related to the two Transactions.

          Software:  We develop, market, license and support financial reporting, budgeting, and consolidations software, and event-based notification, application integration, and process automation software applications that streamline key business activities for workplace efficiency.  Our software products enable customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls that allow validation by going back to the detail transactions, integrate software programs developed at different times, and automate notification messages pertaining to specific events and business processes.  Our marketing and development strategy is focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation.  Our reporting products allow our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they will use.  We allow the end-user to receive information through a web browser, distributed Microsoft® Excel workbooks, data marts or actual reports delivered via e-mail.  In addition, our WorkWise® products allow customers to monitor databases automatically, consolidate data entry, automate tasks and communicate with the appropriate people.

          Many financial and management reporting products are focused on the presentation, either electronically or on paper, of processed data in formatted reports.  While our reporting products can present information in formatted reports, our technology can also distribute an actual database of information (a “data mart”) to an end-user’s computer.  These databases or data marts are built through selective criteria that limit the data mart to relevant data for each particular end-user.  This design is intended to allow for the distribution of manageable packets of data over networks or the Internet while maintaining corporate security.  Each database can be arranged in a unique “view,” or “orientation,” as desired by the end-user.  The end-user may then view the data in a standard corporate report format or through a personal library of customized report formats.

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

          Many customers’ systems are “client/server” systems that store information on a server that in turn makes the information available to a desktop computer (the “client”).  Our products facilitate an efficient exchange of information between the client and server.  Other businesses have elected to retain or upgrade centralized server-based systems.  Our business strategy is focused on meeting the financial management needs of customers with both types of accounting and ERP systems by providing products that accept and report on data from both centralized or client/server systems.

          OurTimeline® Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment.  Our WorkWise® Business Alerts® product automates and synchronizes notification messages pertaining to specific events and business processes.  Our WorkWise® Data Agent Server™ integrates software programs developed at different times by different people using different database structures.  Our products enable our customers to:

•	perform financial reporting and management functions;
•	connect to multiple types of operating systems;
•	efficiently distribute data to desktop computers;
•	perform consolidations;
•	perform budgeting functions;
•	coordinate the update of business records in multiple modules through a single transaction entry; and
•	automate the notification of responsible parties of events monitored by the WorkWise engine.

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

          We believe that our products can improve the transaction processing systems, particularly accounting and reporting software, of other software vendors.*  Our products are designed to enhance existing software by adding functions and flexibility that the software may not have.  As a result, our products can overcome weaknesses or competitive disadvantages in other transaction-based software.  Our preferred method of product distribution is through transaction-based software vendors that bundle our products or distribute our products in conjunction with their systems.  We believe that a majority of our software license fee revenue in fiscal year 2006 will be generated by licensing and distribution agreements with these third-party vendors.*

          Patent Licensing:  As discussed in “Our Technology” below, we hold a number of patents that arose from our work using data marts as a means to provide our software products.  We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims.  We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Singapore, and Mexico.  We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2006.*  These patents are on inventions that have broad application, not only in financial reporting, but in many other areas of data warehousing and data mart creation, use, enhancement, and publishing.  We determined the broad application of this technology would allow for licensing of the patents to a wider community.  These efforts have generated substantial, although sporadic, revenue.  Since March 1998, we have licensed our patents to ten organizations for total license fees of approximately $14,000,000.  We believe that there remain many organizations that would benefit from a license to this technology.  In fiscal 2005, however, we made a decision to not initiate any litigation with regard to patent licensing in order to facilitate any negotiations with regard to a sale or merger of our software licensing business.  Although we did not actively market patent licenses in fiscal 2005, we believe this will be an important line of business line of business in fiscal 2006.*  In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement.  See Item 3, “Legal Proceedings” below.

Our Technology

          Our Timeline Analyst family of products works with a customer’s computing infrastructure to create a reporting engine that can accept and organize data, with full accounting controls, from both new and old accounting systems.  Our proprietary architecture, in conjunction with our proprietary generation engine, is designed to accomplish this task.  The compatibility of our software with older legacy accounting systems allows a customer to preserve existing computer hardware and software systems or transition to a client/server or LAN-based environment while providing enhanced reporting capabilities.  If a customer is already using client/server systems, our technology provides distributed packets of data that enhance the productivity of reporting, budgeting and analysis professionals throughout the enterprise.  Our products use patent-protected driver technology that not only automates the transfer of data from accounting and information systems into desktop databases, but can automate rebuilding databases to reflect changes in the underlying accounting information.  This eliminates the costly process of maintaining databases in both our software and the underlying accounting system.

          The following is a brief discussion of our three primary proprietary technologies:

•

Timeline Architecture.  Our architecture contains a multi-dimensional data segmentation capacity that exceeds the capacity of all other accounting data structures known to us.  This capacity enables our reporting products to accept data from multiple transaction processing systems concurrently, to combine data into a single database and to add reporting relationships not present in the source systems.  For example, our software applications can (a) take data from a customer’s general ledger, human resources/payroll, sales and order processing systems, (b) combine all of the data in one database, and (c) allow the customer to use the combined data for payroll and sales analysis.

•

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

•

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

          Our WorkWise Business Alerts and Data Agent Server™ products are deployed as a set of user-defined “business rule(s)” contained in a software package that also allows particular fields of other data base systems to be monitored for change.  When a monitored field is updated with a transaction or series of transactions, an associated business rule may trigger an event.  The event so triggered can cause any number of previously established activities to occur automatically.  Examples are the sending of an informational e-mail or the running of another software program (or “agent”).  Our distribution partners usually market the WorkWise products prepackaged with a number of agents specific to the needs of the users of the monitored systems licensed by the distributor.

Our Software Products

          We develop and license data management and reporting software products, consisting of our Timeline Analyst reporting and financial analytics products, and our WorkWise alerting and process automation software.

          Timeline Analyst

          Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop.  Our primary product, Timeline Analyst (“Analyst”), consists of a set of client/server software applications based on Microsoft® Windows®/Windows® NT operating systems.  Once data is contained in a database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology.  The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

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

          Analyst’s “data marts,” enable the user to view, create and distribute reports in Microsoft Excel based on data from one or more underlying accounting systems.  Analyst also distributes reporting databases to desktop end-users throughout a business enterprise.

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

          WorkWise Data Agent Server™

          WorkWise Data Agent Server™ is a process automation application consisting of a set of programs that allows the monitoring of other databases for change, the definition of business rules to apply to any changes in the monitored database, and the triggering of an event in response to the detected change.  A number of previously defined events are available as part of the product’s optional configuration.  Additionally, new events can be easily added to the product without writing additional lower level software code through a user interface designed for such purpose.

          WorkWise Business Alerts

          WorkWise Business Alerts is the most popular event triggered by Data Agent Server™ and is packaged and sold as a stand-alone product.  It monitors data fields for a specified activity and then automatically communicates that activity to the appropriate customer or employee via email.

Our Services

          Our revenue-generating services, which consist primarily of consulting and software maintenance, relate to our family of software products.

          Consulting

          We do not provide general consulting services, but rather focus on the installation, training, enhancement, and use of our products by our licensees.  These services are provided by our employees who are highly skilled in the use of our products and are billed on a fee for service basis.  Many of our consulting engagements require our consultants to provide the services on the customer’s site.  The amount of consulting services we perform varies according to the mix of systems licensed directly by us or through a reseller.  Many of our resellers provide their own direct installation services to end-users, requiring less of our consulting.

          Maintenance

          We provide software maintenance services either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance).  In first-tier maintenance, we provide telephonic diagnostics and instruction by our technical support personnel, backed by our product managers and developers, under annually renewable agreements.  As our strategy of using third-party reseller relationships to market our products has evolved, we have also entered into agreements to provide second-tier maintenance where the responsibility for telephonic support rests with the reseller, and we provide software patches, updates and more sophisticated diagnostics to the reseller.  We receive a smaller portion of the annual support fees for second-tier support than we do for first-tier support.  As with first-tier maintenance, second-tier is typically provided under annually renewable agreements.

Our Research and Development

          Our research and development efforts are primarily focused on enhancing our products to work with additional underlying systems, to incorporate changing technologies in underlying operating systems and platforms, and to allow greater ease of use.   For example, in March 2004 we released our new Version 2.9 to our Analyst suite of applications.  These enhancements allow for the deployment of target analytical data marts on Oracle 8 or 9i and IBM’s DB2 Universal Data Bases Versions 7 & 8, as well as Microsoft SQL Server.  Previous versions allowed marts to be generated from source transaction systems housed on all of these database management systems.  This version, however, allowed target data marts on which Timeline’s reporting, budgeting and consolidation applications reside to be built on these three different platforms.  Additionally, Version 2.9 provided some measurable improvements in performance, error tracking, and other technical enhancements.

Our Sales and Marketing

          Our sales and marketing focus for our software products is on the recruitment, training, and continued involvement with resellers to represent our products.  These relationships are generally entities that have transaction systems software of their own that potentially would be improved by use in conjunction with our products (original equipment manufacturers or “OEMs”).  We also pursue reseller relationships with service providers who want to provide services to end users based upon the installation, training and use of our products (Value Added Resellers or VARS).  The VAR strategy is of particular importance in order to market our products for use with software applications where we have little prospect of forming an OEM relationship.  This would be the case, for instance, when the manufacturers of the underlying transaction systems are owned by competitors, have pre-existing relationships with competitors, or have a business model that is not conducive to the representation of third party products.  Our agreements with licensees and distributors are generally not exclusive, may be terminated at any time on 90 days’ notice by either party without cause, and generally do not impose minimum licensing or purchase requirements.  We currently have relationships with approximately 53 OEMs, VARs and other resellers in approximately 6 countries.

          In addition, in certain instances we pursue direct sales activities, particularly through our London subsidiary, Analyst Financials Limited.  However, we expect a majority of our new license activity to be through reseller agreements.*

Patent Rights and Licensing

          We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims.  We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Singapore, and Mexico.  In May 2004, our wholly-owned subsidiary, WorkWise Software, Inc. was granted a patent by the U.S. Patent and Trademark Office on its process automation technology.  We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2006.*

          Our patents cover certain processes, or series of processes, involved in accessing data and establishing database structures or formats automatically.  These patented processes are not limited to the functionality represented by our software products, but rather apply to many different types of software applications.  It is our responsibility to protect these patent rights either by prohibiting the use of the patented processes or licensing the right to use them.  We prefer to license the patents, and to date have been successful in negotiating license agreements or through court action with each of the organizations we have identified as being in violation of our patent rights.  We consider our patent rights to be of considerable value and importance to our business. See “– Other Factors That May Affect Future Results,” below.

Competition for our Software Products

          The business information software market is highly competitive.  We believe that our primary competition for our suite of Analyst products are software vendors such as FRx Software Corporation, Cognos Corporation, Hyperion Solutions Corporation, and various budgeting vendors such as Microsoft Corporation, and SRC Corporation.  For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Orbis Software, and Innovalink Corporation.  Many of our competitors in the software and consulting arenas have substantially greater financial, management, marketing and technical resources than we do.  Because there are minimal barriers to entry into these markets, we believe that competition will continue to proliferate.*  The market for our products and services is characterized by significant price competition, and we expect that our products and services will face increasing pricing pressures.*

Our Employees

          At March 31, 2005, we employed 15 full-time and 2 part-time employees in the U.S.  Our London subsidiary, Analyst Financials, employed 6 full-time employees and 1 part-time employee at March 31, 2005.  We believe our relations with our employees are good.

Recent Developments – Non-Binding Letter of Intent with Global Software

          In May 2005, as amended in June 2005, we entered into a non-binding letter of intent with Global Software, Inc. for the proposed sale to Global Software of our software licensing operations over two stages, consisting of (1) the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, with the first intended closing occurring on or before July 15, 2005, and (2) the sale of our other software assets, with the second closing occurring on or before August 31, 2005 (the “Transactions”).  The two Transactions are independent of the other.  There are no assurances that either or both of the Transactions will be consummated and the terms of the Transactions may change materially from the terms set forth in the non-binding letter of intent.  The letter of intent is a non-binding obligation of Timeline and Global Software, and the actual terms of the Transactions will be contained in a definitive purchase agreement to be negotiated between the parties.  The parties have not yet entered into a definitive purchase agreement for the Transactions.  There will be many conditions to closing of each the two Transactions, many of which are outside of the parties’ control, including obtaining approval of Timeline’s shareholders to the second Transaction.  There are no assurances when or if either Transaction will close, even if the parties successfully negotiate and sign a definitive purchase agreement.  See “Certain Factors Relating to the Proposed Transactions with Global Software” below.

          Summary of Proposed Transactions

          The following is a summary of the proposed Transactions and other material terms of the proposed Transactions and the non-binding letter of intent.  The Transactions are structured over two stages, consisting of (1) the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, with the first intended closing occurring on or before July 15, 2005, and (2) the sale of our other software assets, with the second closing occurring on or before August 31, 2005.

          First Transaction – Sale of 100% Stock in Analyst Financials Limited.  The non-binding letter of intent contemplates the following actions with respect to the first Transaction:

•	Timeline to sell to Global Software the following:
	•	100% of the outstanding equity interests in Analyst Financials Limited (excluding outstanding accounts receivable, cash, deposits and prepaid expenses at closing);
	•	any customer contracts held by Timeline to customers of the U.K. subsidiary;
	•	our maintenance and support agreements for the Infinium product; and
	•	a non-exclusive license to use the names “Analyst Financials” and “Analyst Suite;”

•

Timeline to grant to Global Software a non-exclusive license to the source code of our Analyst Financials software product and our related patents, including the right to sublicense to OEMs, VAR, resellers and other distributors, in connection with the worldwide sale and distribution of our Analyst Financials product, but not including sales to any of our existing customer accounts;

•

Global Software to pay to Timeline $1,100,000, of which (i) $620,000 (less the outstanding principal and interest under the bridge note, as described below) will be paid in cash at the first closing, (ii) $240,000 will be payable 18 months after the first closing (bearing simple interest at a rate of 6% per annum), and (iii) $240,000 will be payable 36 months after the first closing (bearing simple interest at a rate of 6% per annum).  The amount of the second deferred payment may be reduced to $220,000 if shareholder approval of the second Transaction is not obtained by August 31, 2005 (see “Closing Conditions” below);

•

Global Software to assume certain liabilities of the U.K subsidiary, including the office lease in Chiswick, U.K., ongoing obligations with respect to prepaid maintenance fees, and accrued vacation time for any employees hired by Global Software at the first closing; and

•	Global Software to hire up to six employees of our U.K subsidiary, and up to two of our U.S.-based employees.

          Second Transaction – Sale of Our Other Software Assets.  The non-binding letter of intent contemplates the following actions with respect to the second Transaction:

•	Timeline to sell to Global Software the following:
	•	our WorkWise and Analyst Financials products, including all source code and object code, goodwill and trademarks;
	•	all customer contracts with respect to any of our software licensing customers;
	•	all of our rights to the names “Timeline” (other than “Timeline, Inc.”), Analyst Financials, Analyst Suite and WorkWise; and
	•	substantially all of our equipment, and all of our inventory, fixtures and capitalized software;

•

Timeline to grant to Global Software a non-exclusive perpetual, fully paid license to our patents, including the right to sublicense to OEMs, VAR, resellers and other distributors, in connection with the worldwide sale and distribution of the WorkWise and Analyst Financials products;

•

Global Software to pay to Timeline $900,000, of which (i) $380,000 will be payable in cash at the second closing, (ii) $260,000 will be payable 18 months after the second closing (bearing simple interest at a rate of 6% per annum), and (iii) $260,000 will be payable 36 months after the second closing (bearing simple interest at a rate of 6% per annum);

•

Global Software to assume certain liabilities of Timeline, including the office lease in Bellevue, WA, ongoing obligations with respect to prepaid maintenance fees, and accrued vacation time for any employees hired by Global Software at the second closing;

•	Timeline to enter into a non-competition agreement, agreeing not to compete with the business being sold to Global Software for a period of 4 years.

•

Global Software to enter into a patent royalty agreement to cooperate with us, at our request, with respect to the prosecution of any patent infringement claim, and Timeline to pay a 3% royalty to Global Software on those licenses where Global Software has provided assistance; and

•	Global Software to hire up to six of our employees.

          Closing Conditions

          There will be many conditions to closing of each Transaction, many of which are outside of the parties’ control, and Timeline cannot predict whether these conditions will be satisfied.  The final list of closing conditions will be set forth in the definitive purchase agreement to be negotiated.  The closing conditions currently listed in the non-binding letter of intent include the following:

•	Closing Conditions to First Transaction (Sale of 100% Stock in U.K. Subsidiary):

	•	Global Software to satisfactorily complete its due diligence review of Timeline;
•

the leases for the U.K. subsidiary’s offices in Chiswick, U.K. to be assigned to Global Software on terms acceptable to it, and Global to have negotiated the assignment to it of our Bellevue, WA office lease to be effective only upon closing the second Transaction;

	•	all necessary third-party and governmental approvals to the first Transaction to be obtained;
	•	the assignment of all customer contracts being assigned to Global Software in the first Transaction, and all necessary third-party consents to assign such customer contracts to be obtained;
	•	no material adverse change in our business, properties, operations, condition (financial or otherwise), prospects, assets or liabilities to have occurred since March 31, 2005; and
	•	the boards of directors of Timeline and Global Software to have approved the two Transactions.

          In the event that the first Transaction does not close by July 15, 2005, either Timeline or Global Software has the right to terminate the non-binding letter of intent and the definitive purchase agreement, in which case both Transactions would be terminated.

•	Closing Conditions to Second Transaction (Sale of Our Other Software Assets):

•

no material adverse change in the business, properties, operations, condition (financial or otherwise), prospects, assets or liabilities of Timeline or its business to have occurred since the closing of the first Transaction;

	•	up to six of our employees, who have not yet been identified, to have entered into employment agreements with Global Software;
	•	all necessary third-party and governmental approvals to the second Transaction to be obtained;
	•	Timeline’s shareholders to approve the second Transaction.

          In the event that the second Transaction does not close by August 31, 2005, either Timeline or Global Software has the right to terminate the non-binding letter of intent and the definitive purchase agreement, in which case the second Transaction would be terminated.  However, if the only condition to closing the second Transaction that has not been satisfied is the approval by our shareholders, then, at our sole option, (a) the August 31 date shall be extended until September 30, 2005 and (b) the amount of the second deferred payment from the first Transaction (payable by Global Software on the 36-month anniversary of the closing of the first Transaction) will be reduced from $240,000 to $220,000.

          The two Transactions are independent of the other.  If the first Transaction occurs, but the second Transaction does not close, we will have sold to Global Software our U.K. operations and granted license rights to our software and patents to sell our Analyst Financials products, and we would continue to operate our software license business in the U.S.

          Definitive Purchase Agreement

          Global Software is currently engaged in its due diligence review, and we have not yet finalized or entered into a definitive purchase agreement for the Transactions.

          Nature of Our Business if both Transactions Close

          If we complete both Transactions, we will have sold our software licensing business, but we will continue to own our patents.  We intend to continue our business of prosecuting outstanding and new patent infringement claims against third parties, and seeking patent licensing arrangements.  We will continue to be a public company.  We also intend to evaluate and potentially explore all available alternatives.  We will continue to work to maximize shareholder interests with a goal of returning value to our shareholders.  Although our board of directors has not yet made any determination, such alternatives may include ultimate dissolution and liquidation of Timeline, a going private transaction effected through a reverse stock split or otherwise in order to reduce the costs associated with being a public company, a share repurchase, an extraordinary dividend or other transactions to maximize shareholder value and manage our outstanding liabilities.

          We intend to use the proceeds from the two Transactions to pay off our accounts payable and other liabilities.  The remaining amounts would be used to fund our ongoing operations, including employee expense, costs and expenses (including attorneys’ fees) associated with prosecuting patent infringement cases, and ongoing costs of being a public company.  Because the size of our continuing patent operations would be substantially less than needed for our current software licensing business, we would significantly downsize our office space and would expect to employ only two employees going forward.  In addition, we anticipate that in March 2006 our board of directors will consider whether to pay a dividend to shareholders from the proceeds of the sale.

          Note and Security Agreement with Global Software

          In connection with the non-binding letter of intent on June 1, 2005, we entered into a security agreement and secured promissory note with Global Software, providing for a $250,000 loan to us.  The discussion below is summary of material terms of the secured promissory note and security agreement and is qualified in its entirety to the complete text of the each document.

          Principal amounts owing under the note bear interest at a fixed rate of 6% per annum.  The maturity date of the note is the earlier of (i) July 15, 2005, (ii) closing of the first Transaction contemplated by the non-binding letter of intent, or (iii) the termination of either the non-binding letter of intent or the definitive purchase agreement.  Upon the maturity date, we have the right to elect to repay the note either in full or in four successive and equal quarterly payments, with each payment being made on the final business day of each fiscal quarter following the maturity date.  After the maturity date, interest on the outstanding principal balance on the note accrues at the rate of 8% per annum.

          Upon an event of default under the note, all outstanding principal and interest under the note will be immediately due and payable.  Events of default consist of the following:

•	our failure to pay any amounts owed under the note when due, if not cured within 10 days after the due date;
•	an event of default or material breach by us under the non-binding letter of intent or the definitive purchase agreement contemplated thereby, which is not cured after 30 days;

•	a material breach by us of our obligations under the security agreement;
•	the filing of a petition by or against (which has not been stayed or dismissed within 60 days following the filing of such petition) us under bankruptcy laws;
•	the appointment of a receiver, trustee, custodian or liquidator of or for any part of our assets or property;
•	the execution by us of a general assignment for the benefit of creditors; or
•	our insolvency or our generally not paying our debts as they become due.

          Our obligations under the note are secured by a first priority security interest in all of our software assets.

          Exclusivity; Non-Competition Provisions

          As part of the non-binding letter of intent, we agreed to an exclusivity provision in favor of Global Software through the earlier of (a) July 15, 2005 or (b) the termination by Global Software of negotiations for the Transactions.  We specifically agreed that we would not:

•

directly or indirectly through any other party engage in any negotiations with or provide any information to any other person, firm or corporation with respect to an acquisition transaction involving us or our assets;

•

directly or indirectly through any other party solicit any proposal relating to the acquisition of, or other major transaction involving, us or our assets and we will notify Global Software promptly of the receipt of any unsolicited offer therefor; or

•	dispose of any assets that would constitute a part of the assets to be acquired by Global Software other than in the ordinary course of business.

          The non-binding letter of intent also provides for a break-up fee, in the event (a) we breach our exclusivity obligation described above, (b) the non-binding letter of intent or the definitive purchase agreement is terminated due to a material breach by either party, or (c) either party fails to diligently proceed in good faith with the consummation of the Transactions.  The break up fee payable by the breaching party would be in an amount equal to $200,000, plus reasonable attorneys’ fees, accountants’ fees and appraiser’s fees incurred by the non-breaching party in connection with its due diligence, negotiation and documentation of the Transactions.  In addition, we would be required to repay to Global Software all outstanding and principal amounts under the note.

Other Factors That May Affect Operating Results

          The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties.  Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the captions “Business” and “Management’s Discussion and Analysis or Plan of Operations” as well as those discussed elsewhere in this Report.  In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.  See “Cautionary Notice Regarding Forward Looking Statements” above.

Factors Relating to Our Company and Our Business

We have limited financial resources and if we fail to increase our revenues it will have a significant adverse impact on our cash and working capital position.

          At March 31, 2005, we had cash and cash equivalents totaling $162,355, and our net working capital was a negative $336,205 (excluding deferred revenue of $681,325, it was $345,120).  We believe that our current cash and cash equivalents and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.  Our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to seek to raise additional funds through equity or debt financings.

          Our future capital requirements depend upon many factors, including, but not limited to:

•	the success of our third-party software licensing and distribution arrangements, and the amount of revenues generated from those software licenses;
•	our ability to license our patents, and the amount of revenues generated from those licenses;
•	the scope and degree of market performance, particularly in the software sector;
•	our ability to develop and maintain sustained maintenance and support revenue;
•	market acceptance of our products and any other new products we develop;
•	the rate at which we are able to further reduce expense levels;
•	the scope of any reduction of any of our business activities; and
•	other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty.  Our independent accountants have issued a “going concern” emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2005, stating that we have suffered recurring losses and have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.

We must raise additional capital to fund continuing operations.  If our financing efforts are not successful, we may need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.

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

•	forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
•	loans from management or employees, salary deferrals or other cost cutting mechanisms.

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

          We rely on agreements with third-party licensees and distributors for sales and licensing of our products, and believe that a significant portion of our software license fee revenue in fiscal year 2006 will be generated from these third-party partners.  Our agreements with licensees and distributors are generally not exclusive, may be terminated at any time on 90 days’ notice by either party without cause, and generally do not impose minimum licensing or purchase requirements.  The effectiveness of third-party licensing and distribution agreements depends in part on:

•	market acceptance and distribution channels of our third-party licensees’ and distributors’ products and services;
•	our ability to integrate our products with those of the third party;
•	the performance and efforts of our third-party partners; and
•	the continued viability and financial stability of such third parties, which, in turn, depends on the overall economic health of the software industry.

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

          Since 1998, we  have relied on substantial fees generated by licensing of our various patents.  These patent revenues tend to be sporadic and the patent licenses generally do not provide for ongoing revenue subsequent to the initial licensing fees.  Future patent licenses may not occur and we may be unable to generate additional patent fees.  Any inability to generate additional patent revenue could have a material impact on our profitability and working capital.  For example, in fiscal 2005, we received only about $1,000 from licensing our patents which contributed to a net loss.

          We rely on software license revenue from a limited line of products.

          Product-license revenues and related services from our Analyst suite of products accounted for a significant portion of our total revenues during fiscal 2005.  As a result, factors adversely affecting the demand for these products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results.  Our future financial performance will substantially depend on our ability to sell current versions, and our ability to develop and sell enhanced versions, of our products, as well as our ability to provide on-going maintenance and support for those products.

          Our ability to operate profitably is uncertain.

          Our historical operations have not been consistently profitable and we may not be able to sustain profitability for any fiscal period into the future.  We had an accumulated deficit of $10,422,587 as of March 31, 2005.  Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future.  To become and maintain profitability, we must do some combination of:

•	increasing the licensing and maintenance revenues of our existing products;
•	increasing the licensing of patented technology to third parties;
•	developing new products; and
•	controlling our expenses.

We may not meet these objectives.  We currently have budgeted to incur losses during the first half of fiscal 2006, and our efforts to increase our revenue to cover expenses by mid-year fiscal 2006 may not be successful.  Over the past several years, we have significantly decreased operating expenses and, as a result, we believe our profitability will depend on generating sufficient license and other revenues.  Any lack of profitability would have a detrimental effect on our working capital position, as well as the market price of our stock.

          Our profitability depends on the success of our products.

          Our future profitability depends in part on the successful development, marketing and licensing of our existing product line and other new products.  However,

•	our products may not achieve or sustain revenue growth;
•	enhancements to our products and other applications may not be successfully developed;
•	demand for and market acceptance of our products and enhancements may not grow or continue;
•	our sales and marketing efforts, whether direct sales or through our reseller distribution channel, may not be effective; and
•	our products may not successfully compete with the products of others.

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

          Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so.  Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

•	varying size, timing and contractual terms of product licensing agreements and customer orders for our products;
•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;
•	the success of our distribution and licensing partners to market and sell our products, as well as our direct sales efforts;
•	lengthy negotiation and integration cycles associated with establishing new distributorships;
•	the timing of the introduction and customer acceptance of new products or product enhancements by us or our competitors;
•	our ability to timely complete our service obligations related to product sales;
•	changes in pricing policies by us or our competitors;
•	the size, timing and contractual terms of any patent licensing agreements;
•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue;
•	changes in demand for our business and accounting software and applications generally;
•	software defects and other product quality problems;
•	our ability to hire, train and retain sufficient consulting, training and sales staff; and
•	changes in general economic conditions.

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

          Our future success also depends to a significant extent on the skills, experience and efforts of our senior management.  In particular, we depend on Charles R. Osenbaugh, our Chief Executive Officer and Chief Financial Officer, and Craig R. Perkins, our Vice President of Product and Technology.  Neither of these executive officers is subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on either of them.  If either of these officers ends his employment with us, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

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

          We rely on a combination of patents, copyright, trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights.  We attempt to protect our software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection.  We have received six U.S. patents and have been granted patent protection in certain foreign countries.  We have additional international patent applications pending.  Despite our efforts to protect our intellectual property rights:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
•

current federal laws that prohibit unauthorized copying and distribution of software provide only limited protection from software “pirates”, and effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our trademarks; and
•	policing the unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

Certain Factors Relating to the Proposed Transactions with Global Software

Our business may be harmed if the Transactions disrupt the operations of our business and prevents us from realizing intended benefits.

          Either Transaction may disrupt our business and prevent us from realizing intended benefits as a result of a number of obstacles, such as:

•	loss of key employees or customers;
•	failure to adjust or implement our business model;
•	additional expenditures required to facilitate this sale; and
•	the diversion of management’s attention from our day-to-day business.

The failure to complete both Transactions may result in a decrease in the market value of our common stock.

          The Transactions are subject to a number of contingencies, including approval by our shareholders and other customary closing conditions.  We cannot predict whether we will succeed in obtaining the approval of our shareholders, or that the other conditions to either closing will be satisfied.  As a result, either Transaction may not be completed.  If we close the first Transaction, but our shareholders fail to approve the second Transaction or if the second Transaction is not completed for any other reason, the market price of our common stock may decline.

If our shareholders do not approve and authorize the second Transaction, there may not be any other offers from potential acquirers.

          If our shareholders do not approve the second Transaction, we may seek another strategic transaction, including the sale of all or part of our remaining business.  Although we have had such discussions with various parties in the past, none of these parties may now have an interest in a strategic transaction with Timeline or be willing to offer a reasonable purchase price.

If we do not complete the Transactions, we will continue to face challenges and uncertainties in our ability to achieve business success.

          We have faced challenges and uncertainties surrounding our ability to successfully execute our business plan, such as our inability to maintain profitability from our software licensing operations, our reliance on agreements with third-party licensees and distributors for sales and licensing of our products, the scope and degree of market recovery and performance particularly in the software sector, the uncertainty of securing license agreements and of developing and maintaining sustained maintenance and support revenue.  We have faced other uncertainties such as market acceptance of our products and any other new products we develop, as well as products and services of our third-party licensees and distributors, our ability to integrate our products with those of the third party, the performance and efforts of our third-party partners, the uncertainty of having sufficient resources to continue development of new technologies to compete with new offerings from competitors with significantly greater resources.  In addition, factors adversely affecting the demand for our software products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results.

          If we do not complete the Transactions, we will continue to face these challenges and uncertainties.

We will be unable to compete with the software licensing business for four years from the date of the closing.

          We have agreed in the letter of intent that the definitive purchase agreement will include a non-competition and non-solicitation obligation for a period of four years from the closing of the second Transaction.  Under this provision, we will not be able to compete with the software licensing business being sold to Global, nor will be able to solicit either the customers of the software licensing business or our employees hired by Global.

Certain Factors Related to Our Common Stock

Because our common stock is traded on the OTC Bulletin Board and is a “penny stock,” a shareholder’s ability to sell shares in the secondary trading market may be limited.

          Our common stock is currently listed for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange.  In addition, our common stock is also listed for trading on the Boston Stock Exchange.  We are currently operating under notice that we may be delisted by the Boston Stock Exchange if we are unable to meet the shareholders equity requirements of the Exchange during the waiver period.

          Our common stock is subject to certain rules and regulations relating to “penny stock” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions).  Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions.  For as long as our securities are subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited.  This lack of liquidity may also make it more difficult for us to raise capital in the future.

Our quarterly operating results may vary, and these fluctuations could affect the market price of our stock.

          Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

•	the commencement, completion or cancellation of large contracts,
•	the results of patent licensing activity,
•	other changes in the mix of our services.

          We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

          The trading price of our common stock has fluctuated significantly in the past.  The future trading price of our common stock may continue experiencing wide price fluctuations in response to such factors as:

•	actual or anticipated fluctuations in revenues or operating results;
•	changing information technology spending habits of our clients and prospective clients;
•	failure to meet expectations of performance;
•	announcements of technological innovations or new products by our competitors;
•	developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights;
•	product and services pricing, discounts and margins; and
•	general economic conditions.

We may not pay dividends, so any return on your investment must come from appreciation.

          We have not declared dividends on our common stock in the past, and may not declare dividends on our common stock in the foreseeable future.  As a result, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.  However, in the event the proposed Transaction with Global Software is completed, we anticipate that in March 2006 our board of directors will consider whether to pay a dividend to shareholders from the proceeds of the sale.

We are subject to a number of provisions under state law and our Articles of Incorporation that could delay or prevent an acquisition of our company.

          We are subject to the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibit a corporation registered under the Securities Exchange Act of 1934, as amended, from engaging in certain significant transactions with a 10% shareholder.  Significant transactions include, among others, a merger with or disposition of assets to the 10% shareholder.  In addition, under our current Articles of Incorporation, the super-majority approval of holders of at least 75% of our outstanding common stock is required to approve a merger, sale of all or substantially all of our assets or our dissolution.  These provisions have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, or delaying such an acquisition, even if the takeover by a third party would be beneficial.

ITEM 2.	DESCRIPTION OF PROPERTY

          We lease approximately 8,704 square feet of office space at 3055 112th Ave. N.E., Bellevue, Washington.  The original term of the lease was due to expire on April 30, 2005.  On January 26, 2005, we and the landlord agreed to a three month hold-over, through July 31, 2005.  Subsequently, in May 2005, the landlord agreed to further extend the term through October 31, 2005.  In consideration for these extensions, we agreed to increase the monthly lease rate to the current market rate, resulting in rent of $15,623.68 per month.

          In addition, we rent on a monthly basis 900 square feet of office space in London for our Analyst Financials office.  We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

          In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of our patents.  We intend to seek monetary damages and an injunction against ProClarity licensing certain of its products.  No trial date has been set at this time.

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

Common Stock

          Our common stock is traded on the OTC Bulletin Board and the Boston Stock Exchange under the symbol “TMLN”.  On December 15, 2004, we were notified by the Boston Stock Exchange that they had suspended trading of our stock until we meet the shareholder equity requirements of the Exchange.  If we are unable to meet those requirements, we may be delisted from the Boston Stock Exchange.

          We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it has been quoted on the OTC Bulletin Board.  The following table contains the high and low closing sales prices as reported by the OTC Bulletin Board, for each quarter of fiscal 2004 and 2005, and reflects inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Fiscal 2004				Fiscal 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock
High	$1.40	$1.04	$1.01	$1.22	$1.15	$1.05	$0.85	$0.60
Low	$0.55	$0.55	$0.53	$0.53	$0.76	$0.51	$0.32	$0.36

Holders

          As of May 16, 2005, there were 4,190,998 shares of common stock outstanding held by approximately 93 holders of record.

Dividends

          We have never declared or paid any cash dividends on our common stock.  We anticipate that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on the shares in the foreseeable future.*  However, in the event the proposed Transaction with Global Software is completed, we anticipate that in March 2006 our board of directors will consider whether to pay a dividend to shareholders from the proceeds of the sale.*  Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements.  See “Cautionary Notice Regarding Forward Looking Statements” on page 1.

Overview

          Our business consists of two separate activities.  Our first line of business consists of the development, licensing, maintenance, and consulting with respect to the implementation and use of our propriety software applications.  Since 1998 we have also been actively pursuing licensing of our patent portfolio to other software manufacturers and users.

          Our first line of business is in the development and licensing of data management and reporting software products.  Our Timeline® Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment.  Our WorkWise® Business Alerts® product automates and synchronizes notification messages pertaining to specific events and business processes.  Our WorkWise® Data Agent Server integrates software programs developed at different times by different people using different database structures.  During fiscal 2005, we received approximately $1.4 million in software license revenue from these products.  We also provide consulting and maintenance services in support of these software applications.

          Our second line of business is licensing our patent portfolio to other software manufacturers and users.  We have been granted six patents by the U.S. Patent and Trademark Office on our technology and have a total of 136 issued claims.  Our wholly-owned subsidiary, WorkWise Software, Inc., holds one U.S. patent.  We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Mexico and Singapore.  We have a number of pending patent applications, and believe additional international patents may be granted during fiscal 2006.*  During fiscal 2005, we entered into only one new agreement to license our patents which will generate a royalty on licensing of a connectivity product.  Due to the limited number of historical and forecasted licenses of this product, we do not expect to generate any significant income during its term.*  For fiscal 2006, we intend to more aggressively pursue licensing of our patents.*  In June 2005, we filed a patent infringement lawsuit against ProClarity Corporation.  Although we cannot predict if we will be successful in entering into additional patent licenses, nor the timing or amount of any such licenses, we believe that a majority of our operating revenue in fiscal 2006 will be generated through patent license fees.*

          Our consolidated financial statements for the fiscal years ended March 31, 2004 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of approximately $476,000 for the 2005 fiscal year and had incurred recurring net losses from operations over the previous several fiscal years.  As of March 31, 2005, we have an accumulated deficit of approximately $10,442,000.  These factors raise substantial doubt about our ability to continue as a going concern.

          If we do not complete the proposed Transaction with Global Software described above, we believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.  Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings, which may be on unfavorable terms or may not be available.  See “Liquidity and Capital Resources” below.**

Critical Accounting Estimates and Policies

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

          We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements.  Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.*

          Revenue Recognition

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

          Allowance for Doubtful Accounts

          We estimate the uncollectibility of our accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms in order to evaluate the adequacy of the allowance for doubtful accounts.  Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date.  However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets.  No bad debt expense was recorded against our bad debt reserves in either fiscal 2004 or fiscal 2005.  Additionally, if we underestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

          Capitalized Patents

          We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the patent, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of these patents, we would need to write off the patent in the period we determine that the patent is impaired.*  At March 31, 2005, such a write-off would reduce our total assets by approximately $266,000.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

          Impairment of Long-Lived Assets

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

          The Company evaluates its goodwill, or the excess of acquisition cost over the fair value of net identifiable assets acquired in a business combination, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level in accordance with the provisions of SFAS No. 142.  We determined we have two reporting units consisting of operations in the United States (Timeline) and Europe (Analyst Financials Limited).  All goodwill is attributable to the Analyst Financials Limited reporting unit.  Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired, which would reduce the approximately $70,000 currently reported on our balance sheet as of March 31, 2005.*  Such an adjustment would have no effect on cash.*

Results of Operations for the Fiscal Year Ended March 31, 2005

          Revenues

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Software license	$1,420	$1,419	0%
Patent license	1	1,900	(100)%
Maintenance	1,483	1,272	17%
Consulting and other	627	850	(26)%

Total revenues	$3,531	$5,441	(35)%

          For the fiscal year ended March 31, 2005, our total operating revenues were approximately $3,531,000 compared to $5,441,000 for fiscal 2004, representing a decrease of 35%.  Of this decrease of $1,910,000 in total revenues, $1,899,000 was directly attributable to the decrease in revenue from patent licenses in fiscal 2005.  We decided not to undertake any litigation during fiscal 2005 until and unless we had negotiated a merger or sale of the software operations.  Our belief was that such litigation could be a deterrent to potential purchasers.  The resulting decrease of patent license revenue is indicative of how difficult it is to secure patent licensing revenue without actually bringing alleged infringement issues before the appropriate courts.  Patent license revenue in fiscal 2004 consisted of a one-time license fee in February 2004 of $1,750,000 from Cognos, Inc. and a one-time fee in the second quarter of fiscal 2004 of $150,000 to consent to the assignment of a license from Sagent Technology to Group 1.

          We intend to continue to actively pursue new patent licenses through various means in fiscal 2006, including filing suit in federal courts.  We cannot predict the outcome of ongoing and future negotiations or lawsuits.  We cannot predict if we will be successful in entering into additional patent licenses, nor the timing or amount of any such licenses.**

          Software license revenue was flat between fiscal 2005 and fiscal 2004.  Our sales tend to reflect the strength and weakness of our distribution partners’ new license activity as we are generally licensed as part of their package of software.  Currently, we have relationships and strategic alliances with more than 50 national and international distribution partners.  There is tremendous consolidation occurring throughout this market and we have experienced the loss of several reseller accounts due to their acquisition by parties who are not our clients.  Consequently, it is impossible to predict if our distribution channels will maintain or increase software licenses during fiscal 2006 over fiscal 2005.*

          Maintenance revenue increased by 17%, to $1,483,000 from $1,272,000 for the comparable fiscal years ended March 31, 2005 and 2004.  Maintenance revenue from our software product lines continues to increase as more sites are installed and maintenance agreements commence.  Our software maintenance service is provided either directly to end users of our products (first-tier maintenance) or to third party resellers (second-tier maintenance).  In first-tier maintenance, we provide telephonic response and diagnosis to end users where in second-tier maintenance this function is provided to end-users by the reseller.  We provide software patches, updates and technical diagnostics under either approach.  Both first and second-tier maintenance are typically provided under annually renewable agreements.  We receive approximately 70% of the annual support revenue for second-tier support and 30% for first-tier support.  Most of our customers sign maintenance agreements and our experience has been that in excess of 80% of our customers with maintenance agreements renew their agreements annually.   Cancellations typically occur at the time the customer is no longer using the software.

          Consulting and other revenue decreased 26%, to $627,000 from $850,000 for the 2005 fiscal year from fiscal 2004.  The level of our consulting revenue has decreased as the proportion of new licenses sold through reseller channels that provide their own installation and consulting on our products has increased.  This allows our resellers to provide the services and obtain the consulting revenue associated with installations.  Due to our emphasis on working through resellers who provide installation and consulting, we do not foresee a significant change in consulting projects in fiscal 2006 and, therefore, expect consulting revenue to remain fairly stable through fiscal 2006.*

          Cost of Revenues

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Software license	$—	$186	(100)%
Patent license	22	19	16%
Maintenance, consulting and other	505	486	4%

Total cost of revenues	$527	$691	(24)%
Percentage of operating revenues	15%	13%

          Cost of revenues decreased 24% for the 2005 fiscal year over fiscal 2004.  Software license costs decreased due to the elimination in the amortization expense associated with certain capitalized software modules either built or acquired in prior periods.  As of the third quarter of fiscal 2004 all such costs had been fully depreciated.  Patent licensing expenses increased in fiscal 2005 by approximately $3,000 solely due to increased amortization against the capitalized costs of procuring and retaining our various patents.  The amount expended on acquiring and retaining the patents has increased as the number of patents held has increased.  Maintenance and consulting expenses increased slightly due primarily to an internal change in the cost allocation of a portion of one employee’s costs to consulting and away from administration.

          Gross Profit

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Gross profit	$3,004	$4,750	(37)%
Percentage of operating revenues	85%	87%

          Our gross profit for fiscal 2005 was approximately $3,004,000 as compared to $4,750,000 in fiscal 2004, representing a 37% decrease.  Gross profit for the two fiscal years is not directly comparable because of the relative mix of high-margin patent license revenue in 2004 of $1,900,00 and $1,000 in patent revenue in fiscal 2005.  Exclusive of patents, revenue for 2005 increased by only $10,000 and cost of revenue decreased by $167,208.  This reflects the fact that the software line of business was very flat and we have kept costs within very strict bounds; in part because all U.S. employees have been on reduced salaries throughout both fiscal years.  There can be no assurance that we will be able to keep qualified and experienced employees throughout fiscal 2006 because of the reduced salary restraints.*  It is our opinion that revenues in fiscal 2006 will not allow reinstatement of prior salary levels unless there is substantial activity in the patent licensing line of business.*  Furthermore, to secure patent licenses will likely require relatively significant costs prior to any possible revenue generation, which in turn requires additional working capital.*  In the event working capital restraints would allow increased efforts aimed at procuring patent licensing, it would likely generate widely different results between reporting periods, causing substantial fluctuations in comparative margins to occur.*  We expect to see continued variations in gross profit.*  Margins are affected by the volume of business as recorded in total revenues, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and the level of amortization of our patents and technologies as reflected in cost of revenues.

          Sales and Marketing Expense

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Sales and marketing	$901	$1,131	(20)%
Percentage of operating revenues	26%	21%

          Sales and marketing expense in decreased by 20% from approximately $1,131,000 in fiscal 2004 to $901,000 in fiscal 2005.  However, sales and marketing expense increased as a percentage of operating revenue between the comparable fiscal years.  The decrease in expense in fiscal 2005 was due in part to internal cost allocation of the salary for one individual who undertook substantial administrative duties.  This required management to charge a portion of his salary to administration expenses and away from cost of sales.  In addition, there was a reduction in sales staff in Analyst Financials Limited between fiscal 2004 and fiscal 2005.  The expenses for fiscal 2004 include one-time payments of significant bonus compensation based on exceeding budget goals in the fourth quarter of fiscal 2004, for which there was no comparable payment in fiscal 2005.  Patent license related expenses are typically not included in sales and marketing expense due to the nature of the licensing process.  The increase in expense as a percentage of revenue was due to the decrease in total revenues between the fiscal years.

          Research and Development Expense

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Research and development	$837	$1,222	(32)%
Percentage of operating revenues	24%	22%

Research and development expense decreased 32% from approximately $1,222,000 in fiscal 2004 to $837,000 in fiscal 2005.  This decrease in research and development expense was primarily attributable to the payment in fiscal 2004 of bonus compensation to personnel employed in development in 2004 based upon exceeding budget goals, for which there was no comparable payment in fiscal 2005.  Additionally, the number of staff assigned to research and development was less in fiscal 2005 by one employee.  We currently anticipate additional reductions in staffing of the development group in fiscal 2006.*  Nevertheless, our efforts to control costs through reduced wages, changes in the economy or the signing of new channel partners could lead to an increase or decrease in our development resources and the resulting expenses.*

          General and Administrative

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

General and administrative	$1,631	$1,765	(8)%
Percentage of operating revenues	46%	32%

          General and administrative expense decreased in by 8% from approximately $1,765,000 in fiscal 2005 to $1,631,000 in fiscal 2004.  This decrease is due in large part to bonus compensation based on exceeding budget goals paid in the fourth quarter of fiscal 2004, for which there was no comparable payment in fiscal 2005.  We believe that general and administrative costs may vary greatly from quarter to quarter in fiscal 2006, based in part on the compensation plans that may cause salaries to vary dependant on gross revenue and net income.*

          Patent Expense

	Years Ended March 31,

(Dollars in Thousands)	2005	2004	Change

Patents	$76	$498	(85)%
Percentage of operating revenues	2%	9%

          Patent expense includes the costs of litigation and negotiations with respect to patent licenses, and tends to vary significantly between periods depending on the level of activity and the efforts required to manage cases.  The costs associated with licensing patents decreased by 85% from approximately $498,000 in fiscal 2004 to $76,000 in fiscal 2005.  As previously stated, in fiscal 2005 there was no litigation activity and very little due diligence expense in investigating parties of interest.  Nevertheless, we have continued to monitor a number of other software products which we believe may, subject to further due diligence, present embodiments of our patents.  In June 2005, we filed a patent infringement lawsuit against ProClarity Corporation and there is a significant possibility that we may pursue additional litigation to defend our property rights.*  We cannot express an opinion on the cost, timing or arrangement with counsel that may result from these additional actions, if any.*

          Depreciation and Amortization

          Depreciation expense decreased in fiscal 2005 to approximately $32,000 from $65,000 in fiscal 2004.  This decrease is the result of retiring or fully depreciating previously acquired equipment while acquiring new equipment at a slower rate.  In the third quarter of fiscal 2004, we fully amortized our intangible assets from the prior acquisitions of Analyst Financials and WorkWise, and amortization expense since the third quarter of fiscal 2004 now consists solely of the amortization of the costs of acquiring patents.  This cost will continue to grow due to a larger number of patents, but due to the remaining life in excess of ten years, the amount of increase on a year-by-year basis should not be material.*  Depreciation expense for fiscal 2006 is not expected to vary significantly from that experienced in fiscal 2005.

          Other Income and Expense

          We had other expense of approximately $3,000 in fiscal 2005 compared with other income for fiscal 2004 of $36,000.  The decrease in fiscal 2005 over fiscal 2004 is primarily the result of the effect of changes in the exchange rate between the United Kingdom and United States on intercompany accounts.

          Income Tax

          Income taxes are provided in the statement of operations in accordance with the asset and liability method.  We have determined that the tax assets generated by the net operating losses and research and experimentation credits do not satisfy the recognition criteria set forth under the asset and liability method.  Accordingly, we recorded a valuation allowance against the applicable deferred tax assets and therefore did not record a tax benefit for fiscal 2004 or fiscal 2005.

          In connection with our initial public offering in January 1995, we experienced a significant change in ownership, which limits the amount of net operating loss carry forwards and credits that may be used in any given year.  However, we do not expect this to be a factor in fiscal 2006 as we have a large carryforward of net operating losses that are not restricted.*

Liquidity and Capital Resources

          Balances of our cash and cash equivalents at March 31, 2005 stood at approximately $162,000 compared to $511,000 at March 31, 2004, including marketable securities available for sale.  The decrease in cash and cash equivalents was primarily the result of operating losses incurred during the year.  During fiscal 2005, investing activities provided $12,000.

          Total liabilities, excluding deferred revenue of approximately $681,000 and $619,000 at March 31, 2005 and 2004, respectively, were $510,000 at March 31, 2005 compared to $344,000 at March 31, 2004.  This increase is attributed to normal fluctuations in payables and accruals.

          We believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.  For that reason, we are actively seeking outside investors, merger partners, or acquirers of the software operations.  Furthermore, we may undertake to sell source code licenses or outsource a significant portion of our programming, maintenance and consulting in an effort to achieve efficiencies by consolidated efforts with third parties.  Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources.  We currently have budgeted to incur losses during the first half of fiscal 2006, and our efforts to increase our revenue to cover expenses by mid-year fiscal 2006 may not be successful.*  Over the past several years, we have significantly decreased operating expenses and, as a result, we believe our profitability will depend on generating sufficient license and other revenues.*  Accordingly, if we experience a significant revenue decline, we may be required to reduce operations substantially or to raise additional funds through equity or debt financings.  There is substantial doubt about our ability to continue as a going concern.  Our sales tend to reflect the strength and weakness of our distribution partners’ new license activity as we are generally licensed as part of their package of software.**

          In connection with the non-binding letter of intent with Global Software (see “Recent Developments – Non-Binding Letter of Intent with Global Software, Inc.” above), on June 1, 2005, we entered into a $250,000 loan from Global.  The loan is secured by a first priority security interest on the assets covered by the non-binding letter of intent, and is intended to cover our working capital needs through the proposed first closing of the transaction.  The loan bears interest at an initial fixed rate of 6% per annum, and is due and payable on the earlier of (i) July 15, 2005, (ii) the closing of the first Transaction contemplated by the non-binding letter of intent, or (iii) termination of either the non-binding letter of intent or the definitive purchase agreement.  Assuming we close the first Transaction, the loan will be paid from the proceeds from that closing.  If the closing does not occur, we may not have sufficient working capital to repay the loan when due.  We do not have in place any other credit facility with a bank or other lender to cover any cash flow shortfalls.  We used the proceeds from the $250,000 loan to pay off and terminate our accounts receivable credit facility with Silicon Valley Bank, which we had put in place in September 2004.

          Many companies in the software industry have experienced difficulty in raising additional financing in the current economic climate.  Our strategies for financing may include, but are not limited to, any one or more of the following:

•	engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;
•	raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities;
•	forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and
•	loans from management or employees, salary deferrals or other cost cutting measures.

Additional financing may not be available to us on favorable terms, or at all.  If additional financing is not available and if we cannot generate sufficient revenue from operations, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy.  In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.  The results of any of these measures could materially affect our business, results of operations and financial position.  We are exploring strategies for financing, however, currently we do not have any commitment for any of the foregoing.**

          During fiscal 2006, we anticipate generating cash from operations from software license revenues as well as potential additional licenses of our patented technology.  We expect that our primary uses of cash will be salaries and other controllable expenses associated with research and development, sales and marketing, and general and administrative activities.  We intend to continue to monitor new license activity closely and may have to reduce staff, and/or seek outside financing or a sale or merger of our company if patent and software licenses do not substantially increase quarter-to–quarter during fiscal 2006.**

ITEM 7.	FINANCIAL STATEMENTS.

          Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.	CONTROLS AND PROCEDURE

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, management and our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          During the fourth quarter of fiscal 2005, there have been no changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.  However, in response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.  In particular, we have had in place a disclosure practices committee since early 2003, and have reviewed and implemented additional internal controls with respect to our U.K. operations.

ITEM 8B.	OTHER INFORMATION

          None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          We have a Code of Ethics that applies to our principal executive officer/principal financial officer, and others performing similar functions.  We previously filed a copy of the Code of Ethics with the SEC as an exhibit to our annual report on Form 10-KSB for our fiscal year ended March 31, 2004.

          The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.  The proxy statement will be filed within 120 days of March 31, 2005, our fiscal year end.

ITEM 10.	EXECUTIVE COMPENSATION

          Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

Equity Compensation Plan and Warrant Grant Information

          The following table gives information as of March 31, 2005, the end of the our most recently completed fiscal year, about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans and option and warrant grants not covered under our equity compensation plans, described in the footnotes following the table below.  For additional information on our stock option plans, see Note 11, “Shareholders’ Equity,” to our Consolidated Financial Statements for the fiscal year ended March 31, 2005 included in this report.

	(a)	(b)	(c)	(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance (1)	Total of Shares Reflected in Columns (a) and (c)

Equity Compensation Plans Approved by Shareholders (2)	270,000	$1.36	304,375	574,375
Equity Compensation Plans and Warrant Grants Not Approved by Shareholders (3)	282,500	$1.37	—	282,500

TOTAL	552,500	$1.37	304,375	856,875

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of our 1994 Stock Option Plan, and Directors’ Nonqualified Stock Option Plan.
(3)	Consists of:
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

(iv)

fully-vested warrants to purchase 100,000 shares of common stock granted to one of our development partners in March 2003 in consideration for an $84,000 payment, exercisable at $1.62 per share and which expire in March 2007; and

(v)

fully-vested warrants to purchase 7,500 shares of common stock granted to Silicon Valley Bank in September 2004 as part of a financing agreement, exercisable at $0.80 per share and which expire in September 2011.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit Number		Description

3.1	(1)	Articles of Incorporation, as amended and in effect
3.2	(1)	Bylaws
4.1	(1)	Specimen Common Stock Certificate
10.1	(1)	Form of Employee Stock Option Agreement
10.2	(1)	1994 Stock Option Plan
10.3	(1)	Directors’ Nonqualified Stock Option Plan
10.4	(2)	Employee Stock Ownership Plan
10.5	(1)	Form of Indemnification Agreement with directors and officers
10.6	(6)	Form of Distributorship Agreement
10.7	(1)	Solution Provider Agreement with Microsoft Corporation dated September 23, 1994
10.8A	(3)	Office Lease Agreement dated September 8, 1995, as amended, with G&W Investment Partners
10.8B	(4)	Amendment to Office Lease Agreement dated March 20, 1999, with G&W Investment Partners
10.8C	(5)	Amendment to Office Lease Agreement dated March 10, 2000 with MONY Life Insurance Company
10.9	(6)	Form of WorkWise Reseller Marketing Agreement
10.10	(7)	Secured Promissory Note, dated June 1, 2005, between Timeline, Inc. and Global Software, Inc.
10.11	(7)	Security Agreement, dated June 1, 2005, between Timeline, Inc. and Global Software, Inc.
10.12	(9)	Non-Binding Letter of Intent, dated June 27, 2005, between Timeline, Inc. and Global Software, Inc.
14	(8)	Code of Ethics for Financial Officers
21.1	(6)	Subsidiaries of Timeline, Inc
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-KSB.
(1)	Incorporated herein by reference from Item 27 of Company’s Registration Statement on Form SB-2 filed on October 18, 1994.
(2)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 filed on March 11, 1996.
(3)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 1997.
(4)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 1999.
(5)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 2000.

(6)	Incorporated herein by reference from Item 27 of the Company’s Registration Statement on Form SB-2 filed on June 15, 2001.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on June 7, 2005.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 10-KSB for the year ended March 31, 2004.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on June 29, 2005.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.

By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh, President

Dated:	June 29, 2005

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ CHARLES R. OSENBAUGH	Director, President Chief Executive Officer Chief Financial Officer and Treasurer	June 29, 2005

Charles R. Osenbaugh

/s/ DONALD K. BABCOCK	Director	June 29, 2005

Donald K. Babcock

/s/ KENT L. JOHNSON	Director	June 29, 2005

Kent L. Johnson

/s/ TERRY HARVEY	Director	June 29, 2005

Terry Harvey

TIMELINE, INC.

Form 10-KSB Annual Report

Board of Directors
Timeline, Inc.
Bellevue, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Timeline, Inc., as of March 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Timeline, Inc. as of March 31, 2004, were audited by other auditors whose report dated May 9, 2004, included an explanatory paragraph that described the conditions present which raised substantial doubt about the Company’s ability to continue as a going concern, as discussed in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc., as of March 31, 2005 and the results of its operations, shareholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
June 27, 2005

TIMELINE, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,355	$511,483
Accounts receivable, net of allowance of $17,613 and $12,326	643,324	423,085
Prepaid expenses and other current assets	48,989	171,456

Total current assets	854,668	1,106,024
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $447,495 and $875,625	58,630	74,761
CAPITALIZED PATENTS, net of accumulated amortization of $82,786 and $60,069	265,911	253,932
GOODWILL, net of accumulated amortization of $123,938 and $123,938	70,183	70,183

Total assets	$1,249,392	$1,504,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,503	$46,589
Accrued expenses	338,718	297,570
Line of credit	61,327	—
Deferred revenues	681,325	619,036

Total current liabilities	1,190,873	963,195

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,190,998 and 4,178,498 issued and outstanding	41,910	41,785
Additional paid-in capital	10,578,447	10,564,347
Accumulated other comprehensive loss	(119,251)	(97,433)
Accumulated deficit	(10,442,587)	(9,966,994)

Total shareholders’ equity	58,519	541,705

Total liabilities and shareholders’ equity	$1,249,392	$1,504,900

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUE:
Software license	$1,420,148	$1,418,788
Patent license	1,000	1,900,000
Maintenance	1,483,347	1,271,948
Consulting and other	626,714	850,506

Total revenues	3,531,209	5,441,242
COST OF REVENUES:
Software license	—	185,524
Patent license	22,717	18,840
Maintenance, consulting and other	504,780	486,463

Total cost of revenues	527,497	690,827

Gross profit	3,003,712	4,750,415

OPERATING EXPENSES:
Sales and marketing	900,887	1,130,810
Research and development	837,246	1,222,360
General and administrative	1,630,675	1,764,515
Patents	76,316	498,024
Depreciation	31,634	65,218
Amortization of intangibles and goodwill	—	83,539

Total operating expenses	3,476,758	4,764,466

Loss from operations	(473,046)	(14,051)

OTHER INCOME (EXPENSE):
Loss on and impairment of marketable securities available for sale	—	(11,834)
Interest (expense) income and other	(2,547)	48,209

Total other (expense) income	(2,547)	36,375

(Loss) income before income taxes	(475,593)	22,324
Income tax provision	—	—

Net (loss) income	$(475,593)	$22,324

Basic net (loss) income per share	$(0.11)	$0.01

Diluted net (loss) income per share	$(0.11)	$0.01

Shares used in calculation of basic net (loss) income per share	4,190,998	4,177,542

Shares used in calculation of diluted net (loss) income per share	4,190,998	4,186,038

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income		Total Shareholders’ Equity
					Accumulated Deficit
	Shares	Amount

BALANCE, March 31, 2003	4,165,998	$41,660	$10,465,478	$(47,459)	$(9,989,318)	$470,361

Stock-based compensation	12,500	125	14,875	—	—	15,000
Warrants issued	—	—	83,994	—	—	83,994
Net income	—	—	—	—	22,324	22,324
Change in unrealized gain on available for sales securities, net	—	—	—	7,540	—	7,540
Foreign currency translation adjustment	—	—	—	(57,514)	—	(57,514)

BALANCE, March 31, 2004	4,178,498	41,785	10,564,347	(97,433)	(9,966,994)	541,705

Stock-based compensation	12,500	125	9,375	—	—	9,500
Warrants issued	—	—	4,725	—	—	4,725
Net loss	—	—	—	—	(475,593)	(475,593)
Change in unrealized gain on available for sales securities, net	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(21,818)	—	(21,818)

BALANCE, March 31, 2005	4,190,998	$41,910	$10,578,447	$(119,251)	$(10,442,587)	$58,519

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(475,593)	$22,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,351	353,121
Loss on disposal of property and equipment	—	(426)
Stock-based compensation	9,500	15,000
Realized loss on and impairment of marketable securities – available for sale	—	11,834
Changes in operating assets and liabilities:
Accounts receivable	(197,018)	199,328
Prepaid expenses and other current assets	108,486	(1,552)
Accounts payable	46,980	(42,944)
Accrued expenses	36,421	(199,813)
Deferred revenues	51,277	(36,095)

Net cash (used in) provided by operating activities	(365,596)	320,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,009)	(38,432)
Proceeds from sale of property and equipment	—	426
Investment in patents	(34,696)	(49,047)
Line of credit borrowings	201,715	—
Line of credit repayments	(140,388)	—

Net cash provided by (used in) investing activities	11,622	(87,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants issued to FNIS	4,725	83,994

Net cash provided by financing activities	4,725	83,994

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS	121	25,857
NET CHANGE IN CASH AND CASH EQUIVALENTS	(349,128)	343,575
CASH AND CASH EQUIVALENTS, beginning of year	511,483	167,908

CASH AND CASH EQUIVALENTS, end of year	$162,355	$511,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,986	$6,142

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.  THE COMPANY:

Organization

          The accompanying consolidated financial statements are for Timeline, Inc. and its subsidiaries Analyst Financials Limited and WorkWise Software, Inc. (the Company).  The Company, which is headquartered in Bellevue, Washington and also has operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Timeline’s software products are designed to automatically access and distribute business information with full accounting control.  Additionally, the Company licenses its patent library to other software vendors.

Operations

          The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of March 31, 2005, the Company had negative working capital of $336,205 and had an accumulated deficit of $10,442,587, with total shareholders’ equity of $58,519.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.  Management believes that current cash and cash equivalent balances, and any net cash provided by operations, may not provide adequate resources to fund operations at least until March 31, 2006.  Management is therefore contemplating a number of alternatives to enable the Company to continue operating including, but not limited to:

•	a merger, asset sale, joint ventures or another comparable transaction;
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

Foreign Currency Translation

          The functional currency of the Company’s foreign subsidiary is the local currency of the country in which the subsidiary is located.  Assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period.  Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period.  The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive loss in shareholders’ equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Cash and Cash Equivalents

          The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents.  Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments.  Cash equivalents as of March 31, 2005 were $162,355 and consisted entirely of money market fund investments.

Marketable Securities – Available for Sale

          The Company has accounted for marketable securities as available for sale securities as required under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments:  Debt and Equity Securities” (SFAS No. 115).  Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company’s balance sheet.  Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.

Accounts Receivable

          Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  Management determines the allowance for doubtful accounts using a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date.  Account balances are written off against the allowance when the Company deems specific customer amounts to be uncollectible.

Property and Equipment

          Property and equipment are stated at historical cost.  Improvements and replacements are capitalized.  Maintenance and repairs are expensed when incurred.  The provision for depreciation is determined by the straight-line method, which allocates the cost of property and equipment additions over their estimated useful lives of three to seven years.

Capitalized Software Costs and Research and Development Costs

          The Company capitalizes certain internally generated software development costs, which consist primarily of salaries, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed” (SFAS No. 86).  Amounts capitalized relate to software development costs incurred after the technological feasibility of a product has been established.  Amortization is recognized using the greater of the ratio of current gross revenues to total current and projected future gross revenues for the product or the straight-line method over the product’s estimated economic life of three years.  Amortization starts when the product is available for general release to customers.  During fiscal 2004 and 2005, the Company did not capitalize any software development costs.  Amortization expense for fiscal 2005 and 2004 was $0 and $185,524, respectively.  This amortization is included in cost of revenues in the accompanying statements of operations. At March 31, 2004, the capitalized software was fully amortized.

          All research and development costs are expensed as incurred.

Patents

          The Company capitalizes the costs to obtain and maintain patents on its technology.  Such costs are amortized over the life of the patent and as amortized are included in patent licenses in cost of revenues.  Costs to defend patents are expensed as incurred.

Intangible Assets and Goodwill

          Intangible assets historically consisted primarily of acquired technology, customer lists, skilled workforce and goodwill related to acquisitions accounted for under the purchase method of accounting.  Amortization of these purchased intangibles was historically provided on the straight-line basis over the respective useful lives of the assets, primarily three years.  Goodwill represents the excess of acquisition cost over the fair value of net identifiable assets acquired.

          Amortization of intangible assets was $0 and $83,539 in the fiscal years ended March 31, 2005 and March 31, 2004, respectively.

          The Company performed its annual goodwill impairment test as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) during its fiscal fourth quarter of 2005 and 2004.  The results of these tests did not give any indication that goodwill was potentially impaired, and accordingly no amounts have been recorded for goodwill impairment in fiscal 2005 or fiscal 2004.

          Carrying amounts of goodwill as of March 31 are as follows:

	2005	2004

Gross carrying amount	$194,121	$194,121
Accumulated amortization	123,938	123,938

Net book value	$70,183	$70,183

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

Fair Value of Financial Instruments

          The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable and accrued liabilities.  The fair value of these financial instruments approximates their carrying amounts based on current market indicators or their short-term nature.

Revenue Recognition

          The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”  Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

          The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met.  Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor or reseller’s contractual reporting obligations.

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

          With regard to revenue generated from the licensing of patents, the Company recognizes revenue when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104).

Stock-Based Compensation

          The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (ABP No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2005	2004

Net (loss) income, as reported	$(475,593)	$22,324
Add stock-based employee compensation expense included in reported net (loss) income	—	15,000
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(16,109)	(58,581)

Pro forma net loss	$(491,702)	$(21,257)

Basic and diluted net loss per share – as reported	$(0.11)	$(0.01)

Basic and diluted net loss per share – pro forma	$(0.11)	$(0.01)

          Options and warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model.

          The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model.  For fiscal 2005, the following weighted-average assumptions were used:  zero dividend yield; expected volatility of 98%; risk-free interest rates of 6.38%, and expected lives of ten years.  No options were granted in fiscal 2005 or fiscal 2004.

Net Income (Loss) per Common Share

          Basic and diluted income (loss) per share is the net income (loss) divided by the weighted average number of shares outstanding during the period.  Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net income (loss) per share because they are antidilutive totaled 552,500 and 607,129 in fiscal 2005 and 2004, respectively.

Comprehensive Loss

          Accumulated other comprehensive loss consisted of foreign currency translation adjustments of negative $119,251 at March 31, 2005 and negative $97,433 at March 31, 2004.

New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

          In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

          In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

3.  MAJOR CUSTOMERS:

          During fiscal 2005, no customer contributed more than 10% of the Company’s total revenue.  During fiscal 2004, one customer comprised approximately 10% of the Company’s total revenue, other than revenue generated by licensing its patents.  At March 31, 2005, approximately 35% of the Company’s accounts receivable balance was due from two customers.  At March 31, 2004, approximately 21% of the Company’s accounts receivable balance was due from three of the Company’s customers.

4.  VALUATION AND QUALIFYING ACCOUNTS:

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Writeoffs	Balance at End of Year

Year ended March 31, 2004	$10,164	$2,162	$—	$12,326
Year ended March 31, 2005	$12,326	$5,287	$—	$17,613

5.  PROPERTY AND EQUIPMENT:

          Property and equipment consists of the following at March 31:

	2005	2004

Computer equipment	$391,537	$781,064
Office equipment	124,588	169,322

	506,125	950,386
Less – accumulated depreciation	(447,495)	(875,625)

Total property and equipment, net of accumulated depreciation	$58,630	$74,761

6.  ACCRUED EXPENSES:

          Accrued expenses consist of the following at March 31:

	2005	2004

Compensation and benefits	$204,973	$170,585
Other	133,745	126,985

Total accrued expenses	$338,718	$297,570

7.  INCOME TAXES:

          The Company has determined that the deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109).  Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations.  The Company’s deferred tax assets (liabilities) are as follows as of March 31:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$2,506,000	$2,425,000
Research and experimentation credit	224,000	255,000
Deferred revenues	62,000	89,000
Other	55,000	71,000

Gross deferred tax assets	2,847,000	2,840,000
Less - valuation allowance	(2,847,000)	(2,754,000)

	—	86,000
Deferred tax liabilities:
Capitalized software/patent costs	—	(86,000)

Net deferred tax assets	$—	$—

          The net operating loss carryforwards of approximately $5.5 million and research and experimentation credit carryforwards of approximately $224,000 in the United States begin expiring in 2005.  The net operating loss carryforwards of approximately 1.5 million British pounds can be carried forward indefinitely.

          The valuation allowance increased by $231,000 during the year ended March 31, 2005 and decreased by $330,000 during the year ended March 31, 2004.  The fiscal 2004 decrease is attributable to an adjustment to net operating loss carryforwards.  An amended filing was made for fiscal years 2001 through 2003 to remove tax amortization erroneously taken for acquisitions that occurred in fiscal 2001.  Additionally, in fiscal 2004, taxable income was generated and offset by carryforwards.

          The Company recorded tax expense of $0 in both fiscal 2005 and fiscal 2004, respectively.

8.  401(k) SAVINGS AND PROFIT SHARING PLAN:

          All employees of the Company over 21 years of age have the option of participating in a Company-sponsored 401(k) savings and profit sharing plan.  Employees can contribute up to 80% of their gross pay subject to statutory maximums.  At its discretion, the Company may make contributions to the plan based on a percentage of participants’ contributions.  Employer contributions vest over a period of six years.  The Company made contributions of $8,345 and $8,631 to the plan during the years ended March 31, 2005 and 2004, respectively.

9.  EMPLOYEE STOCK OWNERSHIP PLAN:

          During March 1996, the Company established an Employee Stock Ownership Plan (ESOP) that covers substantially all U.S. employees.  The Company made matching and discretionary contributions totaling $1,650 and $2,982 to the ESOP during fiscal 2005 and 2004, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

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

Leases

          The Company has entered into noncancelable operating lease agreements involving equipment and office space.  The following is a schedule of future minimum lease payments under these leases as of March 31, 2005:

          Fiscal Year ending March 31,

2006	$65,883
2007	—

Total minimum lease payments	$65,883

          Rent expense amounted to $361,661 and $571,222 for the years ended March 31, 2005 and 2004, respectively.  The Company received income under subleased facilities totaling $7,300 in fiscal 2005 and $41,113 in fiscal 2004.

11.  SHAREHOLDERS’ EQUITY:

          At March 31, 2005, the Company had granted options and warrants to purchase 552,500 shares of common stock, including those described below.

Stock Options

          The Company has two plans:  The 1994 Stock Option Plan (the “1994 Plan”) and the Directors’ Nonqualified Stock Option Plan (the “Directors’ Plan”).  An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company’s employees, directors and consultants under the 1994 Plan and the Directors’ Plan (collectively, the “Stock Option Plans”) and 304,375 shares are available for grant as of March 31, 2005.  The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant.  Options under these plans generally vest ratably over three or four-year periods.  The term of the options is for a period of 10 years or less.  Options automatically expire 90 days after termination of employment.

          In February 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.  This option will vest in full when the Company’s common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days.  In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company.  This option had not vested as of March 31, 2005.

          In November 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share.  This option will vest in full when the Company’s common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days.  In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company.  This option had not vested as of March 31, 2005.

          In January 2001, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share.  This option will vest in full when the Company’s common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days.  In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company.  This option had not vested as of March 31, 2005.

          In June 2002, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.00 per share.  This option will vest in full when the Company’s common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days.  In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company.  This option had not vested as of March 31, 2005.

          Options outstanding as of each period are as follows:

	Options Granted Under the Plans		Options Granted Outside the Plans

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, March 31, 2003	362,175	$1.51	210,104	$1.35
Granted	—	—	—	—
Canceled	(43,175)	3.00	(35,104)	1.82

Balance, March 31, 2004	319,000	$1.31	175,000	$1.25
Granted	—	—	—	—
Canceled	(49,000)	1.00	—	—

Balance, March 31, 2005	270,000	$1.53	175,000	$1.25

          Information relating to stock options outstanding and stock options exercisable at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00-$2.88	440,500	3.68	$1.29	290,500	$1.27
$3.57-$6.75	4,500	0.25	4.63	4,500	4.63

Totals	445,000	3.64	$1.32	295,000	$1.32

          At March 31, 2005 and 2004, options to purchase 295,000 and 360,125, respectively, were exercisable at weighted average exercise prices of $1.32 and $1.25 per share, respectively.

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

          In September 2004, the Company issued Silicon Valley Bank a warrant to purchase 7,500 shares of common stock with an exercise price of $0.80 per share, as part of a financing agreement.  The warrant has a term of seven years, expiring on September 23, 2011.  The aggregate fair value of these warrants was approximately $6,000 and was recognized as interest expense.

12.  SEGMENT INFORMATION:

          The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operates in two reportable segments that are based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Limited).  Both segments generate revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies included herein.  During the year ended March 31, 2005 and 2004, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $558,500 and $488,988, respectively.  These intersegment transactions are recorded at market rates as if the transactions occurred with third parties.  The following table summarizes operations by segment during the fiscal years ended March 31, 2005 and 2004.

	Year Ended 3/31/05

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$2,363,900	1,725,809	(558,500)	$3,531,209
Operating (loss) income	$(481,059)	8,013	—	$(473,046)
Depreciation and amortization	$24,683	6,951	—	$31,634
Long lived assets	$304,492	90,232	—	$394,724
Total assets	$730,253	519,139	—	$1,249,392

	Year Ended 3/31/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$4,246,723	1,683,507	(488,988)	$5,441,242
Operating (loss) income	$(49,575)	35,524	—	$(14,051)
Depreciation and amortization	$140,785	7,972	—	$148,757
Long lived assets	$315,503	83,373	—	$398,876
Total assets	$1,147,623	357,277	—	$1,504,900

13.  Subsequent Events:

          In May 2005, as amended in June 2005, the Company entered into a non-binding letter of intent with Global Software, Inc. for the proposed sale to Global of its software licensing operations over two stages, consisting of (1) the sale of 100% of stock in the Company’s U.K. subsidiary, Analyst Financials Limited, with the first intended closing occurring on or before July 15, 2005, and (2) the sale of the Company’s other software assets, with the second closing occurring on or before August 31, 2005.  The aggregate cash consideration for both transactions is $2.0 million, consisting of $1.1 million for the first transaction and $0.9 million for the second transaction, each to be paid over a three year period, plus assumption of certain liabilities.

          In connection with the non-binding letter of intent, on June 1, 2005, the Company entered into a security agreement and secured promissory note with Global, providing for a $250,000 loan to the Company.  Principal amounts owing under the note bear interest at a fixed rate of 6% per annum.  The Note is due and payable (“Maturity Date”) on the earlier of (i) July 15, 2005, (ii) closing of the transactions contemplated by the non-binding letter of intent, or (iii) the termination of either the non-binding letter of intent or the definitive purchase agreement.

          In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of our patents.  The Company intends to seek monetary damages and an injunction against ProClarity licensing certain of its products.  No trial date has been set at this time.