Form 10QSB
period 2005-06-30
TIMELINE INC
filed 2005-08-15
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File Number 1-13524

TIMELINE, INC.
 (Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 30, 2005

Common Stock, $.01 Par Value	4,190,998

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2005	As of, March 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,123	$121,390
Accounts receivable, net of allowance for doubtful accounts of $10,579 and $17,613	237,080	281,689
Prepaid expenses and other	79,960	48,989

Total current assets	431,163	452,068
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $399,503 and $447,495	2,053	323
CAPITALIZED PATENTS, net of accumulated amortization of $88,970 and $82,786	263,255	265,911
Assets of business segment to be sold	440,646	531,090

Total assets	$1,137,117	$1,249,392

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$62,367	$56,868
Accrued expenses	148,423	148,999
Notes payable	251,250	61,327
Liabilities of business segment to be sold	809,083	923,682

Total current liabilities	1,271,123	1,190,876

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,198,998 and 4,198,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,578,447	10,578,447
Accumulated other comprehensive loss	(77,122)	(119,252)
Accumulated deficit	(10,677,241)	(10,442,589)

Total shareholders’ (deficit) equity	(134,006)	58,516

Total liabilities and shareholders’ equity	$1,137,117	$1,249,392

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004
(unaudited)

	2005	2004

REVENUES:
Software license	$—	$—
Patent license	90	3,092
Maintenance	—	—
Consulting and other	—	—

Total revenues	90	3,092
COST OF REVENUES:
Patent license	6,184	5,403
Maintenance, consulting and other	—	—

Total cost of revenues	6,184	5,403

Gross loss	(6,094)	(2,311)
OPERATING EXPENSE:
Sales and marketing	—	—
Research and development	17,493	18,561
General and administrative	141,756	170,638
Patents	14,975	22,956
Depreciation	—	—

Total operating expenses	174,224	212,155

Loss from operations	(180,318)	(214,466)

OTHER EXPENSE:
Interest income (expense) and other	(2,597)	(99)

Total other expense	(2,597)	(99)

Loss from continuing operations before income taxes	(182,915)	(214,565)
Provision for income tax	—	—
Loss from discontinued operations, net of income tax	(51,739)	(176,121)

Net loss	$(234,654)	$(390,686)

Basic and diluted net loss per share	$(0.06)	$(0.09)

Shares used in calculation of basic and diluted net loss per share	4,198,998	4,183,580

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2005 and 2004
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$142,019	$(145,658)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in discontinued operations	(48,453)	(181,536)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patent acquisition costs	(3,528)	(3,884)

Net cash used in investing activities	(3,528)	(3,884)

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,038	(331,078)
CASH AND CASH EQUIVALENTS, beginning of period	162,355	511,483

CASH AND CASH EQUIVALENTS, end of period	$252,393	$180,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,348	$352

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company).  The Company, which is headquartered in Bellevue, Washington and (through July 20, 2005) had operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Timeline’s software products are designed to automatically access and distribute business information with full accounting control.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of June 30, 2005, the Company had negative net working capital of approximately $517,000 and had an accumulated deficit of approximately $10,677,000 with total negative shareholders’ equity of approximately $134,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2005, added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

On July 20, 2005, the Company entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global of all of its software licensing operations.  (A copy of the Asset Purchase Agreement has been filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of the Company’s software business is to occur in two stages, consisting of (1) the sale of 100% of stock in its U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of its other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005.  The Asset Sale is subject to approval by the Company’s shareholders, and the Company has called an annual meeting for August 30, 2005 for that purpose.  There are other conditions to closing the Asset Sale, which is currently scheduled to occur on August 31, 2005, but which may be extended until September 30, 2005.  Many of the closing conditions for the Asset Sale are outside of the Company’s control.  There are no assurances that the Company’s shareholders will approve the Asset Sale or that the Asset Sale will close.  If the Asset Sale closes, the Company will retain such assets as required to continue its patent licensing operations.  The Stock Sale and the Asset Sale will be reported in the Company’s financial statements in the period in which each transaction is consummated.  The Stock Sale closed on July 20, 2005, and the Company currently anticipates that the Asset Sale will also be completed during the second quarter of fiscal 2006, ending September 30, 2005, and will be reflected as a discontinued operation at that time.

With the net proceeds the Company received from the Stock Sale on July 20, 2005, management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations through March 31, 2006.  However, there can be no assurance that the shareholders will approve the Asset Sale or that the Asset Sale will close.  If the Asset Sale does not close, the Company will be required to continue its U.S. software operations on a diminished scale which will require a major downsizing of staff in order to minimize projected ongoing losses.  At some point in time if the Company is unable to achieve at least breakeven from these operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operation

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The presentation in this Quarterly Report is as of June 30, 2005, prior to entering into the Asset Purchase Agreement and prior to the closing of the Stock Sale.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2005, as previously reported in the Company’s Form 10-KSB.

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

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 533,500 and 594,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  There were no outstanding or unvested awards under the Company’s fixed plan stock in either three-month periods ended June 30, 2005 or 2004.

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

Carrying amounts of goodwill included in discontinued operations as of June 30, and March 31 were as follows:

	June 30, 2005	March 31, 2005

Gross carrying amount	$194,121	$194,121
Accumulated amortization	123,938	123,938

Net book value	$70,183	$70,183

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

3.  CUSTOMER CONCENTRATION

Total Revenue

During the three months ended June 30, 2005, one customer comprised 11% of the Company’s total revenue.  During the three months ended June 30, 2004, one customer comprised approximately 14% of the Company’s total revenue.

Accounts Receivable

At June 30, 2005, one customer comprised 10% of the Company’s accounts receivable balance, while in the same quarter of fiscal 2004, one customer comprised 11% of the Company’s account receivable balance.  At March 31, 2005, approximately 35% of the Company’s accounts receivable balance was due from two customers.

4.  LINE OF CREDIT

On September 23, 2004, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank.  Under the terms of the financing, the Company was able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables.  Qualified receivables were generally trade receivables from U.S. customers not outstanding more than 90 days.  The interest rate varied dependent upon the Company’s then quick ratio.  The rate was the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points.  In connection with the Financing Agreement, the Company granted the lender a security interest in all of the Company’s assets and also granted the lender a warrant to purchase 7,500 shares of the Company’s common stock.  On June 2, 2005, the line of credit and security interest was terminated.

5.  SECURED PROMISSORY NOTE

On June 1, 2005, the Company entered into a security agreement and secured promissory note with Global Software, Inc., providing for a $250,000 loan to the Company.  Principal amounts owing under the note bore interest at a fixed rate of 6% per annum, and was secured by a security interest in our software assets and intellectual property.  The Note was paid in full on July 20, 2005 from the gross proceeds from the Stock Sale, pursuant to the Asset Purchase Agreement with Global (see Note 1 above), and the security agreement was terminated.

6.  SEGMENT INFORMATION

The Company follows the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  As defined in SFAS 131, the Company operated in two reportable segments that were based on geographic business units in the United States (Timeline) and Europe (Analyst Financials Ltd.).  Both segments generated revenues from the license and support of the Company’s software products.  Revenues from other licenses and patent licenses are included in the Timeline segment.  The accounting policies of the segments were the same as those described in the summary of critical accounting policies included herein and in the Company’s annual financial statements for the year ended March 31, 2005.  During the three months ended June 30, 2005 and 2004, the Timeline segment included intersegment revenues and the Analyst Financials segment included intersegment expenses that totaled $119,594 and $119,626, respectively.  These intersegment transactions were recorded at market rates as if the transactions occurred with third parties.  The following tables summarize operations by segment during the three months ended June 30, 2005 and June 30, 2004:

	Three Months Ended 6/30/05

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$502,734	359,631	(119,594)	$742,771
Operating loss	$(192,259)	(42,395)	—	$(234,654)
Depreciation and amortization	$3,580	3,726	—	$7,306
Long lived assets	$297,308	85,796	—	$383,104
Total assets	$703,204	433,913	—	$1,137,117

	Three Months Ended 6/30/04

	Timeline	Analyst Financials	Eliminations	Total

Revenues	$464,743	373,876	(119,626)	$718,993
Operating loss	$(324,142)	(66,544)	—	$(390,686)
Depreciation and amortization	$7,530	493	—	$8,023
Long lived assets	$310,146	84,138	—	$394,284
Total assets	$770,597	442,107	—	$1,212,704

7.  GUARANTEES

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

8.  LITIGATION

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

9.  SUBSEQUENT EVENTS

On July 20, 2005, the Company entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global of all of its software licensing operations.  (A copy of the Asset Purchase Agreement has been filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of the Company’s software business is to occur in two stages, consisting of (1) the sale of 100% of stock in its U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of its other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005.

The Asset Sale is subject to approval by the Company’s shareholders, and the Company has called an annual meeting for August 30, 2005 for that purpose.  There are other conditions to closing the Asset Sale, which is currently scheduled to occur on August 31, 2005, but which may be extended until September 30, 2005.  Many of the closing conditions for the Asset Sale are outside of the Company’s control.  There are no assurances that the Company’s shareholders will approve the Asset Sale or that the Asset Sale will close.  If the Asset Sale closes, the Company will retain such assets as required to continue its patent licensing operations.

The Stock Sale and the Asset Sale will be reported in the Company’s financial statements in the period in which each transaction is consummated.  The Stock Sale closed on July 20, 2005, and the Company currently anticipates that the Asset Sale will also be completed during the second quarter of fiscal 2006, ending September 30, 2005, and will be reflected as a discontinued operation at that time.

10.  RESTATEMENT TO REFLECT LINE OF BUSINESS TO BE SOLD

On July 20, 2005 the Company sold all the outstanding stock of its wholly owned subsidiary, Analyst Financials Limited.  Additionally, it entered in an Agreement under which it will sell the majority of its remaining software line of business contingent upon receiving appropriate authorization, including shareholder approval.  In conformity with generally accepted accounting principals, the Company has accounted for the probable disposition of all software operations as constituting disposition of a significant portion of the business.  The costs of such dispositions such as attorney and accounting fees, severance benefits, etc. are unknown as the transactions have not been completed but are estimated to approximately $100,000.  These costs will be accounted for in the quarter in which the gain or loss from the dispositions occur.

The assets and liabilities of the segments of the business discontinued as of July 20, 2005 and proposed to be discontinued are as follows:

	June 30, 2005	March 31, 2005

Assets
Cash and cash equivalents	$138,271	$40,965
Accounts receivable – net	184,578	361,635
Goodwill – net	70,183	70,183
Other assets	47,614	58,307

Total assets of proposed discontinued operations	440,646	531,090

Liabilities
Accounts payable	141,694	242,357
Deferred revenue	667,389	681,325

Total liabilities of proposed discontinued operations	809,083	923,682

Liabilities in excess of assets of Probable discontinued operations	$(368,437)	$(392,592)

Condensed results of segments of the businesses discontinued as of July 20, 2005 and proposed to be discontinued are as follows:

	June 30, 2005	June 30, 2004

Revenues	$742,681	$715,901
Cost of revenues	(152,472)	83,858

Gross profit	594,209	632,043
Operating expenses	606,723	(800,273)
Other – foreign exchange	(35,224)	(7,890)
Income taxes	—	—

Income (loss) from proposed discontinued operations	$(51,738)	$(176,120)

The cash flows of segments of the businesses discontinued as of July 20, 2005 and proposed to be discontinued are as follows:

	June 30, 2005	June 30, 2004

Cash used in operations	$(51,738)	$(176,120)
Property and equipment	874	(5,087)
Effect of foreign exchange rage	2,411	(329)

Cash flow from discontinued operations	$(48,453)	$(181,536)

Item 2.	Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2004, under the respective caption “Other Factors that May Affect Operating Results.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,” “future,” “continue,”   “judgment” and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

OVERVIEW

Timeline, Inc, which is headquartered in Bellevue, Washington and (through July 20, 2005) had operations in the United Kingdom, develops, markets and supports enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  Timeline’s software products are designed to automatically access and distribute business information with full accounting control.

On July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global of all of our software licensing operations.  (A copy of the Asset Purchase Agreement has been filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of our software business is to occur in two stages, consisting of (1) the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of our other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005.

The Asset Sale is subject to approval by our shareholders, and we have called an annual meeting for August 30, 2005 for that purpose.  There are other conditions to closing the Asset Sale, which is currently scheduled to occur on August 31, 2005, but which may be extended until September 30, 2005.  Many of the closing conditions for the Asset Sale are outside of our control.  There are no assurances that our shareholders will approve the Asset Sale or that the Asset Sale will close.  If the Asset Sale closes, we will retain such assets as required to continue our patent licensing operations.

The presentation in this Quarterly Report is as of June 30, 2005, prior to entering into the Asset Purchase Agreement and prior to the closing of the Stock Sale.  The Stock Sale and the Asset Sale will be reported in our financial statements in the period in which each transaction is consummated.*  The Stock Sale closed on July 20, 2005, and we currently anticipate that the Asset Sale will also be completed during the second quarter of fiscal 2006, ending September 30, 2005, and will be reflected as a discontinued operation at that time.*

Our consolidated financial statements for the first quarter of fiscal 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of approximately $235,000 for the first quarter of fiscal 2006 and have incurred recurring net losses from operations over the past several fiscal years.  As of June 30, 2005, we had negative net working capital of approximately $517,000.  These factors raise substantial doubt about our ability to continue as a going concern.

With the net proceeds we received from the Stock Sale on July 20, 2005, as discussed in footnotes 1 and 9 to the financial statements included herein, we believe that our current cash and cash equivalents, together with any net cash provided by operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.  If our shareholders do not approve the Asset Sale or if the Asset Sale otherwise does not close, we will be required to continue our U.S. software operations on a diminished scale which will require a major downsizing of staff in order to minimize projected ongoing losses.  At some point in time if we are unable to achieve at least breakeven from these operations, we may be required to seek protection from creditors under the bankruptcy laws and/or cease operations.  See “Liquidity and Capital Resources” below.**

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

The Results of Operations below are based upon actual operations during the relevant quarters.  This presentation is inconsistent with the fact our accompanying Financial Statements are prepared on the basis software operations is nominated as discontinued operations.  Presentation of financial statements in accord with FASB 144 require that a business segment which has been designated for discontinuance and it is probable it will be discontinued in subsequent periods must be shown in this manner. Yet, management believes that to present the actual Management Discussion and Analysis of the results of operations without discussion of the software operations would be of little value.  Software operations was the dominant business activity during the relevant quarters being discussed; in part due to managements decision to not pursue any patent litigation which might inhibit the Company’s ability to actively market software operations. See also Note 10.

Revenues

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Software license	$227	$265	(14)%
Patent licenses	—	—	N/M
Maintenance	376	331	14%
Consulting and other	139	123	13%

Total Revenues	$742	$719	3%

For the quarter ended June 30, 2005, our total operating revenues were $742,000 compared to $719,000 for the quarter ended June 30, 2004, representing a 3% increase.  This increase is primarily attributable to increased maintenance and consulting revenue which more than offset the decrease in software license revenue.

A decrease in software license revenue occurred in Europe while North America showed a slight increase.   In Europe considerable disruption occurred in the effectiveness of our sales efforts due to the pending sale of the subsidiary which included the loss of one of our two sales personnel.  The increase in North America was attributable to increased sales of existing resellers rather than bringing on additional reseller partners.

Due to the sale of Analyst Financials Limited in July 2005, we expect a significant decrease in software license revenues during the remainder of fiscal 2006 as compared to fiscal 2005.  If the Asset Sale is approved by our shareholders and closes, we will have no further software license revenues subsequent to the date of closing.**

We received nominal patent license revenues of $90 during the first quarter of fiscal 2006 and did not receive any revenues from patent licenses during the first quarter of fiscal 2005.  Patent license revenue is very sporadic.  The timing of fees usually corresponds to the settlement of litigation and, therefore, is unpredictable.  While we intend to continue to pursue additional patent license agreements during fiscal 2006, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Maintenance revenue increased 14% to $376,000 for the first quarter of fiscal 2006 as compared to $331,000 for the first quarter of fiscal 2005.   The increase in maintenance revenue is primarily due to fees from new customers who have installed and are using our software.  Our software maintenance service is provided either directly to end users of our products (first tier maintenance) or to third party resellers (second tier maintenance). In first tier maintenance, we provide telephonic response and diagnosis to end users where in second tier maintenance this function is provided to end users by the reseller.  We provide software patches, updates and technical diagnostics under either approach.  Both first and second-tier maintenance is typically provided under annually renewable agreements.  We receive a smaller portion of the annual support fees for second tier support than we do for first tier support.  Most of our customers sign maintenance agreements and renew them on an annual basis until such time as they no longer use our software products.  As a result of the Stock Sale in July 2005, which included the sale of certain of our maintenance contacts, future fiscal 2006 quarters will provide substantially reduced maintenance fees.*  In addition, if the Asset Sale is approved by our shareholders and closes, we will have no further maintenance revenues subsequent to the date of closing.*

An increase in consulting revenue in comparable quarters ended June 30, 2005 and June 30, 2004 occurred in both Europe and North America.  Consulting revenue tends to be directly affected by the level of new software license revenue.  While new licenses in our European market were lower than a year earlier results, significant new licenses were signed in Europe in the fourth quarter of fiscal 2005 and a substantial portion of the installation on those sites occurred in the quarter ended June 30, 2005.   As a result of the Stock Sale in July 2005, future fiscal 2006 quarters will provide substantially reduced consulting fees.*  In addition, if the Asset Sale is approved by our shareholders and closes, we will have no further consulting revenues subsequent to the date of closing.*

Cost of Revenues

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Software license	$—	$—	N/M
Patent licenses	6	5	20%
Maintenance, consulting and other	152	84	81%

Total Cost of Revenues	$158	$89	76%
Percentage of revenues	21%	12%

Cost of revenues for the first quarter of fiscal 2006 increased by 76% from the comparable period in fiscal 2005.  Cost as a percentage of revenue for the first quarter of fiscal 2006 also increased by 9% from the comparable period in fiscal 2005.  As all capitalized costs of software development were fully amortized prior to fiscal 2005, there were no cost of software license revenue.  In the case of the cost of patent revenue, the increase was not material on an actual basis and is solely due to the increase in amortization of the cost of obtaining the patents.  The capitalized cost which is subject to amortization over the remaining life of the patents is due to costs associated with our success in receiving patents in a number of additional countries over the last year.  Maintenance, consulting and other costs increased by 81% between the comparable quarters.  This increase reflects additional costs in both Europe and North America.  Higher salaries drove most of this increase as there was a change in the allocation of personnel in Europe as between departments and the increase in activity triggered additional incentive compensation in both Europe and North America.  Additional travel expenses were also incurred based upon the increased activity.

As a result of the Stock Sale in July 2005, which included the sale of certain of our maintenance contacts and our European software operations, future fiscal 2006 quarters will provide substantially reduced maintenance costs.*  If the Asset Sale is approved by our shareholders and closes, we will have no further software license, maintenance or consulting costs subsequent to the date of closing.*

Gross Profit

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Gross profit	$584	$630	(7)%
Percentage of revenues	79%	88%

Gross profit for the first quarter of fiscal 2006 decreased by 7% from the comparable period in fiscal 2005.  The decrease in gross profit is primarily attributable to the increase in the cost of revenues. This, in turn, reflects the fact consulting and maintenance revenue were a higher percentage of overall gross revenue.  These revenue sources inherently operate on lower margins than does software licensing and patent licensing as they are labor intensive.

Sales and Marketing Expense

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Sales and marketing	$134	$323	(59)%
Percentage of revenues	18%	45%

Sales and marketing expenses decreased by 59% between the quarters ended June 30, 2005 and June 30, 2004.  Decreases occurred in virtually every sales and marketing expense category.  Nevertheless, salary expense and marketing expenses generated the largest decreases.  The decrease in salary expenses occurred primarily in Europe due to a decrease in staff allocated to sales efforts.  The decrease in marketing expense reflects that in the prior year quarter ended June 30, 2004 we expended approximately $37,000 for a targeted advertising campaign in Europe, whereas there was no comparable advertising campaign in the quarter ended June 30, 2005.

Sales and marketing expenses quarter-to-quarter for the remainder of fiscal 2006 will be substantially lower due to the sale of our European operations in July 2005.  Sales and marketing expenses as a percentage of revenue may vary widely in future quarters based upon the level and type of gross revenue in each quarter.  If the Asset Sale is approved by our shareholders and closes, we will have nominal sales and marketing expenses, if any, subsequent to the date of closing as we do not expect to incur any such expenses in connection with our ongoing patent licensing.**

Research and Development Expense

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Research and development	$202	214	(6)%
Percentage of revenues	27%	30%

Research and development expenses decreased during the first quarter of fiscal 2006 by 6% compared to the first quarter of fiscal 2005.  We do not consider this $12,000 decrease to be material and is mainly attributable to reduced salary expense for two employees who left the company in the last month of the quarter.

Research and development efforts and the associated expenses during both periods were primarily attributable to the enhancement of the functionality of the current product lines and to integration of our products with various accounting packages.  We anticipate research and development head count quarter-to-quarter for the remainder of fiscal 2006 to remain relatively stable. * However, if the Asset Sale is approved by our shareholders and closes, research and development expenses will be minimal, if any, subsequent to closing as we do not expect to incur any such expenses in connection with our on-going patent licensing.*

General and Administrative Expense

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

General and administrative	$423	444	(5)%
Percentage of revenues	57%	62%

General and administrative expenses decreased by 5% between the comparable quarters ended June 30, 2005 and 2004.  A substantial increase in salaries was more than offset by a decrease in rents and auditing fees.  The increase in salary-related expenses occurred mainly in Europe and reflects a one-time severance benefit paid to a departing executive.

As a result of the Stock Sale that closed in July 2005, which included the sale of our European operations, we expect general and administrative expenses to decrease significantly during the remainder of fiscal 2006, other than transaction expenses, including legal fees and other expenses, related to the Stock Sale which will be included in expenses in the quarter ending September 30, 2005.  Additionally, if the Asset Sale is approved by our shareholders and closes, we anticipate a complete restructuring of the company that will result in substantial reduction in the expense level by the fourth quarter of fiscal 2006.**

Patents Expense

	Three Months Ended June 30,

(Dollars in Thousands)	2005	2004	Change

Patent	$15	$23	(35)%
Percentage of revenues	2%	3%

Patent expenses include the costs of litigation and negotiations with respect to patent licenses.  Patent expenses for the quarter ended June 30, 2005 were not significantly different than those incurred in the quarter ended June 30, 2004 as patent expenses consisted primarily of amortization of the capitalized cost of patent prosecution and renewal in various countries.  These expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  Since we brought an action against ProClarity Corporation during the quarter ended June 30, 2005, we expect costs to increase dramatically over the remainder of fiscal 2006 as this case matures.*   We also anticipate undertaking additional new litigation during fiscal 2006 to protect our patent rights.*  Consequently, we expect significant swings in patent costs will result.*

Depreciation and Amortization

Depreciation expense decreased in the quarter ended June 30, 2005 to $7,000 from $8,000 in the quarter ended June 30, 2004.  Amortization of intangible assets were $0 during the same periods due to the fact all intangible assets other than patents and goodwill have been fully amortized.

Other Income and Expense

Other income and expense generated a loss of $38,000 in the first fiscal quarter of fiscal 2006 compared to a loss of $8,000 in fiscal 2005.  In both quarters the major component of income and expense was from foreign currency exchange fluctuations, with some impact from increased interest expense in the first quarter of fiscal 2006.

Income Tax

No income tax expense was recorded in the first quarter of either fiscal 2006 or fiscal 2005.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.  As of June 30, 2005, we had negative net working capital of approximately $517,000 (positive working capital position of approximately $150,000 when excluding deferred revenue).  Additionally, as of June 30, 2005, our cash and cash equivalents were $252,000 compared to cash and cash equivalents of $162,000 as of March 31, 2005.  This increase was due to our having secured a $250,000 bridge loan from Global Software, Inc.  as of June 1, 2005.

Accounts receivable were approximately $422,000 and $643,000 at June 30, 2005 and March 31, 2005, respectively.  We believe the decrease in accounts receivable is simply due to the normal swings in the timing of collections.

Total liabilities, excluding deferred revenue, were approximately $604,000 at June 30, 2005 compared to approximately $510,000 at March 31, 2005.  The increase in total liabilities is primarily attributable to the note payable resulting from the bridge loan entered into as of June 1, 2005 with Global Software.  As of July 20, 2005 this loan was paid in full out of the gross proceeds from the Stock Sale with Global.

With the net proceeds we received from the Stock Sale on July 20, 2005, as discussed in footnotes 1 and 9 to the financial statements included herein, we believe that our current cash and cash equivalents, together with any net cash provided by operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.  If our shareholders do not approve the Asset Sale or if the Asset Sale otherwise does not close, we will be required to continue our U.S. software operations on a diminished scale which will require a major downsizing of staff in order to minimize projected ongoing losses.  At some point in time if we are unable to achieve at least breakeven from these operations, we may be required to seek protection from creditors under the bankruptcy laws and/or cease operations.**

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	the pending sale of the assets of our software licensing line of business;

•	changes resulting from the completed sale of Analyst Financials Limited and certain other assets;

•	our patent licensing strategies and ability to pursue further patent licenses and generate patent revenues,

•	competition from existing or new product offerings,

•	the ability of our third-party distributors and licensees in selling and marketing our products,

•	market acceptance of our products,

•	changes in the size or volume of consulting or maintenance contracts with existing clients and potential clients,

•	our ability to develop and expand distribution channels and to develop relationships with third-party distributors and licensees of our products, both internationally and domestically,

•	our decreased emphasis on direct sales, and increased reliance on OEMs and VARs

•	our ability to motivate and retain our existing employees, including sales and marketing personnel, as well as to attract and hire new employees in the future,

•	our ability to integrate our products with those of our third-party distributors and licensees,

•	the availability of additional financing or capital resources,

•	the volume and timing of systems sales and licenses,

•	changes in the level of operating expenses, and

•	general economic conditions in the software industry.

All of the above factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3.	Controls and Procedure

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

TIMELINE, INC.
(Registrant)

Date: August 15, 2005	By:	/s/ CHARLES R. OSENBAUGH

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.