Form 10KSB/A
period 2005-03-31
TIMELINE INC
filed 2005-10-25
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

AMENDMENT NO. 1
 FORM 10-KSB/A

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005, originally filed on June 29, 2005 (“Original Report”), for the following purposes:

1.          To include the audit report and consent of our prior independent registered public accounting firm with respect to the fiscal year ended March 31, 2004;

2.          To add disclosure under “Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” with respect to the change in our independent registered public accounting  firm during fiscal 2005;

3.          To make certain revisions to the audited consolidated financial statements and notes as follows:

•

The Consolidated Statement of Shareholders’ Equity and Comprehensive Loss was revised to include comprehensive loss totals for fiscal year 2004, consistent with the presentation and disclosure in the as-filed 10-KSB for fiscal 2004.  Similar totals were added for fiscal 2005.

•	The Consolidated Statements of Cash Flows for fiscal 2005 was revised to place “line of credit borrowings and repayments” under financing activities rather than investing activities.
•	Note 2 - Marketable Securities was revised to include disclosures made in our as-filed 10-KSB for fiscal 2004 regarding marketable securities held in Sagent Technology, Inc.
•	Note 11 – Shareholders’ Equity was revised to be consistent with the presentation and disclosures in the as-filed 10-KSB for fiscal 2004.
•	Note 12 - Related Party Transactions was added, to be consistent with the disclosure in the as-filed 10-KSB for fiscal 2004.
•	Note 13 - Line of Credit was added to the 2005 financial statement disclosures.

This Form 10-K/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-K/A to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

          Our Timeline® Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment.  Our WorkWise ® Business Alerts ®product automates and synchronizes notification messages pertaining to specific events and business processes.  Our WorkWise ® Data Agent Server™ integrates software programs developed at different times by different people using different database structures.  Our products enable our customers to:

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

          Timeline Analyst

          Our products make it possible to distribute information and data marts from an underlying accounting system to the desktop.  Our primary product, Timeline Analyst (“Analyst”), consists of a set of client/server software applications based on Microsoft ® Windows ®/Windows ® NT operating systems.  Once data is contained in a database, the data is available for each end-user to develop his or her own analysis or personal reports using Microsoft or Timeline-enhanced technology.  The personalized data on the desktop is as accurate as is the data in the underlying accounting system.

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

Competition for our Software Products

          The business information software market is highly competitive.  We believe that our primary competition for our suite of Analyst productsare software vendors such as FRx Software Corporation, Cognos Corporation, Hyperion Solutions Corporation, and various budgeting vendors such as Microsoft Corporation, and SRC Corporation.  For our WorkWise Business Alerts and Data Agent Server software, we compete with companies such as Categoric Software Corporation, Orbis Software, and Innovalink Corporation.  Many of our competitors in the software and consulting arenas have substantially greater financial, management, marketing and technical resources than we do.  Because there are minimal barriers to entry into these markets, we believe that competition will continue to proliferate.*  The market for our products and services is characterized by significant price competition, and we expect that our products and services will face increasing pricing pressures.*

Our Employees

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

          Our first line of business is in the development and licensing of data management and reporting software products.  Our Timeline ® Analyst product line is designed to gather data from multiple operating systems and hardware platforms, old and new, for translation into a Microsoft environment.  Our WorkWise ® Business Alerts ®product automates and synchronizes notification messages pertaining to specific events and business processes.  Our WorkWise ® Data Agent Server integrates software programs developed at different times by different people using different database structures.  During fiscal 2005, we received approximately $1.4 million in software license revenue from these products.  We also provide consulting and maintenance services in support of these software applications.

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

          Allowance for Doubtful Accounts

          We estimate the uncollectibility of our accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms in order to evaluate the adequacy of the allowance for doubtful accounts.  Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date.  However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets.  Additionally, if we overestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

          Capitalized Patents

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

          Long-lived assets, including property and equipment, capitalized patents, and acquired identifiable amortizable intangibles are amortized over their useful lives.  We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our cash.*

          Impairment of Goodwill

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

Results of Operations for the Fiscal Year Ended March 31, 2005

          Revenues

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Software license	$1,420	$1,419	0%
Patent license	1	1,900	(100)%
Maintenance	1,483	1,272	17%
Consulting and other	627	850	(26)%

Total revenues	$3,531	$5,441	(35)%

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

          Cost of Revenues

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Software license	$—	$186	(100)%
Patent license	22	19	16%
Maintenance, consulting and other	505	486	4%

Total cost of revenues	$527	$691	(24)%
Percentage of operating revenues	15%	13%

          Cost of revenues decreased 24% for the 2005 fiscal year over fiscal 2004.  Software license costs decreased due to the elimination in the amortization expense associated with certain capitalized software modules either built or acquired in prior periods.  As of the third quarter of fiscal 2004 all such costs had been fully amortized.  Patent licensing expenses increased in fiscal 2005 by approximately $3,000 solely due to increased amortization against the capitalized costs of procuring and retaining our various patents.  The amount expended on acquiring and retaining the patents has increased as the number of patents held has increased.  Maintenance and consulting expenses increased slightly due primarily to an internal change in the cost allocation of a portion of one employee’s costs to consulting and away from administration.

          Gross Profit

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Gross profit	$3,004	$4,750	(37)%
Percentage of operating revenues	85%	87%

          Our gross profit for fiscal 2005 was approximately $3,004,000 as compared to $4,750,000 in fiscal 2004, representing a 37% decrease.  Gross profit for the two fiscal years is not directly comparable because of the relative mix of high-margin patent license revenue in 2004 of $1,900,00 and $1,000 in patent revenue in fiscal 2005.  Exclusive of patents, revenue for 2005 decreased by only $10,000 and cost of revenue decreased by $167,208.  This reflects the fact that the software line of business was very flat and we have kept costs within very strict bounds; in part because all U.S. employees have been on reduced salaries throughout both fiscal years.  There can be no assurance that we will be able to keep qualified and experienced employees throughout fiscal 2006 because of the reduced salary restraints.*  It is our opinion that revenues in fiscal 2006 will not allow reinstatement of prior salary levels unless there is substantial activity in the patent licensing line of business.*  Furthermore, to secure patent licenses will likely require relatively significant costs prior to any possible revenue generation, which in turn requires additional working capital.*  In the event working capital restraints would allow increased efforts aimed at procuring patent licensing, it would likely generate widely different results between reporting periods, causing substantial fluctuations in comparative margins to occur.*  We expect to see continued variations in gross profit.*  Margins are affected by the volume of business as recorded in total revenues, and the mix among various revenue bearing activities, our ability to control costs associated with the generation of those activities, and the level of amortization of our patents and technologies as reflected in cost of revenues.

          Sales and Marketing Expense

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Sales and marketing	$901	$1,131	(20)%
Percentage of operating revenues	26%	21%

          Sales and marketing expense decreased by 20% from approximately $1,131,000 in fiscal 2004 to $901,000 in fiscal 2005.  However, sales and marketing expense increased as a percentage of operating revenue between the comparable fiscal years.  The decrease in expense in fiscal 2005 was due in part to internal cost allocation of the salary for one individual who undertook substantial administrative duties.  This required management to charge a portion of his salary to administration expenses and away from cost of sales and marketing.  In addition, there was a reduction in sales staff in Analyst Financials Limited between fiscal 2004 and fiscal 2005.  The expenses for fiscal 2004 include one-time payments of significant bonus compensation based on exceeding budget goals in the fourth quarter of fiscal 2004, for which there was no comparable payment in fiscal 2005.  Patent license related expenses are typically not included in sales and marketing expense due to the nature of the licensing process.  The increase in expense as a percentage of revenue was due to the decrease in total revenues between the fiscal years.

          Research and Development Expense

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Research and development	$837	$1,222	(32)%
Percentage of operating revenues	24%	22%

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

          General and Administrative

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
General and administrative	$1,631	$1,765	(8)%
Percentage of operating revenues	46%	32%

          General and administrative expense decreased by 8% from approximately $1,765,000 in fiscal 2005 to $1,631,000 in fiscal 2004.  This decrease is due in large part to bonus compensation based on exceeding budget goals paid in the fourth quarter of fiscal 2004, for which there was no comparable payment in fiscal 2005.  We believe that general and administrative costs may vary greatly from quarter to quarter in fiscal 2006, based in part on the compensation plans that may cause salaries to vary dependant on gross revenue and net income.*

          Patent Expense

	Years Ended March 31,

	2005	2004	Change

(Dollars in Thousands)
Patents	$76	$498	(85)%
Percentage of operating revenues	2%	9%

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

          Depreciation expense decreased in fiscal 2005 to approximately $32,000 from $65,000 in fiscal 2004.  This decrease is the result of retiring or fully depreciating previously acquired equipment while acquiring new equipment at a slower rate.  In the third quarter of fiscal 2004, we fully amortized our intangible assets from the prior acquisitions of Analyst Financials and WorkWise, and amortization expense since the third quarter of fiscal 2004 now consists solely of amortization of our capitalized patents.  This cost will continue to grow due to a larger number of patents, but due to the remaining life in excess of ten years, the amount of increase on a year-by-year basis should not be material.*  Depreciation expense for fiscal 2006 is not expected to vary significantly from that experienced in fiscal 2005.

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

          Balances of our cash and cash equivalents at March 31, 2005 stood at approximately $162,000 compared to $511,000 at March 31, 2004.  The decrease in cash and cash equivalents was primarily the result of operating losses incurred during the year.  During fiscal 2005, we used approximately $50,000 in investing activities.

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

          On June 29, 2004, we notified KPMG LLP that KPMG LLP would be dismissed upon completion and filing of our proxy statement for the fiscal year ended March 31, 2004.  We entered into an engagement agreement with Williams & Webster P.S. (“Williams & Webster”) to serve as our new independent registered public accountants for the fiscal year ending March 31, 2005.  Williams & Webster commenced its engagement with its review of our financial statements for the quarter ended June 30, 2004.  The change in independent registered public accounting firms was made subsequent to the filing of our Annual Report on Form 10-KSB for the year ended March 31, 2004.

          During our two fiscal years prior to fiscal 2005 and the subsequent interim period through June 30, 2004, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

ITEM 13.	EXHIBITS

Exhibit Number		Description

3.1	(1)	Articles of Incorporation, as amended and in effect
3.2	(1)	Bylaws
4.1	(1)	Specimen Common Stock Certificate
10.1	(1)	Form of Employee Stock Option Agreement
10.2	(1)	1994 Stock Option Plan
10.3	(1)	Directors’ Nonqualified Stock Option Plan
10.4	(2)	Employee Stock Ownership Plan
10.5	(1)	Form of Indemnification Agreement with directors and officers
10.6	(6)	Form of Distributorship Agreement
10.7	(1)	Solution Provider Agreement with Microsoft Corporation dated September 23, 1994
10.8A	(3)	Office Lease Agreement dated September 8, 1995, as amended, with G&W Investment Partners
10.8B	(4)	Amendment to Office Lease Agreement dated March 20, 1999, with G&W Investment Partners
10.8C	(5)	Amendment to Office Lease Agreement dated March 10, 2000 with MONY Life Insurance Company
10.9	(6)	Form of WorkWise Reseller Marketing Agreement
10.10	(7)	Secured Promissory Note, dated June 1, 2005, between Timeline, Inc. and Global Software, Inc.
10.11	(7)	Security Agreement, dated June 1, 2005, between Timeline, Inc. and Global Software, Inc.
10.12	(9)	Non-Binding Letter of Intent, dated June 27, 2005, between Timeline, Inc. and Global Software, Inc.
14	(8)	Code of Ethics for Financial Officers
21.1	(6)	Subsidiaries of Timeline, Inc
23.1	**	Consent of Williams & Webster P.S., Independent Registered Public Accounting Firm
23.2	**	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-KSB.
(1)	Incorporated herein by reference from Item 27 of Company’s Registration Statement on Form SB-2 filed on October 18, 1994.
(2)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 filed on March 11, 1996.
(3)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 1997.
(4)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 1999.
(5)	Incorporated herein by reference from Item 13 of Company’s Form 10-KSB for the year ended March 31, 2000.
(6)	Incorporated herein by reference from Item 27 of the Company’s Registration Statement on Form SB-2 filed on June 15, 2001.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on June 7, 2005.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 10-KSB for the year ended March 31, 2004.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on June 29, 2005.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.

By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh, President

Dated:	October 20, 2005

          In accordance with the Exchange Act, this Amendment No. 1 to Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Charles R. Osenbaugh	Director, President	October 20, 2005
Chief Executive Officer Chief Financial Officer and Treasurer
Charles R. Osenbaugh

/s/ Donald K. Babcock	Director	October 20, 2005

Donald K. Babcock

/s/ Kent L. Johnson	Director	October 20, 2005

Kent L. Johnson

Director

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

Certified Public Accountants
Spokane, Washington
June 27, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Timeline, Inc.:

We have audited the accompanying consolidated balance sheet of Timeline, Inc. and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUE:
Software license	$1,420,148	$1,418,788
Patent license	1,000	1,900,000
Maintenance	1,483,347	1,271,948
Consulting and other	626,714	850,506

Total revenues	3,531,209	5,441,242
COST OF REVENUES:
Software license	—	185,524
Patent license	22,717	18,840
Maintenance, consulting and other	504,780	486,463

Total cost of revenues	527,497	690,827

Gross profit	3,003,712	4,750,415

OPERATING EXPENSES:
Sales and marketing	900,887	1,130,810
Research and development	837,246	1,222,360
General and administrative	1,630,675	1,764,515
Patents	76,316	498,024
Depreciation	31,634	65,218
Amortization of intangibles	—	83,539

Total operating expenses	3,476,758	4,764,466

Loss from operations	(473,046)	(14,051)

OTHER INCOME (EXPENSE):
Loss on and impairment of marketable securities available for sale	—	(11,834)
Interest (expense) income and other	(2,547)	48,209

Total other (expense) income	(2,547)	36,375

(Loss) income before income taxes	(475,593)	22,324
Income tax provision	—	—

Net (loss) income	$(475,593)	$22,324

Basic net (loss) income per share	$(0.11)	$0.01

Diluted net (loss) income per share	$(0.11)	$0.01

Shares used in calculation of basic net (loss) income per share	4,190,998	4,177,542

Shares used in calculation of diluted net (loss) income per share	4,190,998	4,186,038

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

				Accumulated Other Comprehensive (Loss Income)
	Common Stock		Additional Paid-in Capital			Total Shareholders’ Equity
					Accumulated Deficit
	Shares	Amount

BALANCE, March 31, 2003	4,165,998	$41,660	$10,465,478	$(47,459)	$(9,989,318)	$470,361

Stock-based compensation	12,500	125	14,875	—	—	15,000
Warrants issued	—	—	83,994	—	—	83,994
Net income	—	—	—	—	22,324	22,324
Change in unrealized gain on available for sales securities, net	—	—	—	7,540	—	7,540
Foreign currency translation adjustment	—	—	—	(57,514)	—	(57,514)

Total comprehensive loss						(27,650)

BALANCE, March 31, 2004	4,178,498	41,785	10,564,347	(97,433)	(9,966,994)	541,705

Stock-based compensation	12,500	125	9,375	—	—	9,500
Warrants issued	—	—	4,725	—	—	4,725
Net loss	—	—	—	—	(475,593)	(475,593)
Change in unrealized gain on available for sales securities, net	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(21,818)	—	(21,818)

Total comprehensive loss						(497,411)

BALANCE, March 31, 2005	4,190,998	$41,910	$10,578,447	$(119,251)	$(10,442,587)	$58,519

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(475,593)	$22,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,351	353,121
Loss on disposal of property and equipment	—	(426)
Stock-based compensation	9,500	15,000
Realized loss on and impairment of marketable securities – available for sale	—	11,834
Changes in operating assets and liabilities:
Accounts receivable	(197,018)	199,328
Prepaid expenses and other current assets	108,486	(1,552)
Accounts payable	46,980	(42,944)
Accrued expenses	36,421	(199,813)
Deferred revenues	51,277	(36,095)

Net cash (used in) provided by operating activities	(365,596)	320,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,009)	(38,432)
Proceeds from sale of property and equipment	—	426
Investment in patents	(34,696)	(49,047)

Net cash used in investing activities	(49,705)	(87,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants issued to FNIS	4,725	83,994
Line of credit borrowings	201,715	—
Line of credit repayments	(140,388)	—

Net cash provided by financing activities	66,052	83,994

EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS	121	25,857
NET CHANGE IN CASH AND CASH EQUIVALENTS	(349,128)	343,575
CASH AND CASH EQUIVALENTS, beginning of year	511,483	167,908

CASH AND CASH EQUIVALENTS, end of year	$162,355	$511,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,986	$6,142

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

Cash and Cash Equivalents

          The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents.  Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments.  Cash equivalents as of March 31, 2005 and 2004 were $162,355 and $425,112, respectively, and consisted entirely of money market fund investments.

Marketable Securities – Available for Sale

          In December 2000, the Company settled a patent infringement lawsuit filed against Sagent Technology, Inc. (Sagent).  As part of the settlement, the Company licensed certain patented technology to Sagent in exchange for $600,000 and 600,000 shares of Sagent common stock with a fair market value of $1,425,000 at the date of the settlement.

          The Company has accounted for these shares as available for sale securities as required under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments:  Debt and Equity Securities” (SFAS No. 115).  Accordingly, these securities are stated at fair market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of accumulated other comprehensive loss on the Company’s balance sheet.  Realized gains and losses on sales of these securities are determined on the specific identification method and included in results of operations.  During fiscal 2003, the Company sold 52,300 of the Sagent shares resulting in realized losses of $6,040.  As of March 31, 2003, unrealized losses excluded from results of operations and reported as a component of accumulated other comprehensive loss were $7,540.  The Company accumulated $2,334 of additional unrealized holding losses during fiscal 2004.  During the fourth quarter of fiscal 2004, the Company determined, subsequent to the distribution discussed below, that the securities had no longer any value to the Company and all unrealized losses on securities were eliminated and recorded as a component of realized loss on and impairment of marketable securities – held for sale in the consolidated statement of operations.

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

          The Company received notification of a distribution of $15,080 for its remaining shares held as of the record date of March 31, 2004, which distribution was received subsequent to year-end.  The Company has recorded this distribution receivable in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2004.

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

Intangible Assets and Goodwill

          Intangible assets historically consisted primarily of acquired technology, customer lists, and goodwill related to acquisitions accounted for under the purchase method of accounting.  Amortization of these purchased intangibles was historically provided on the straight-line basis over the respective useful lives of the assets, primarily three years.  Goodwill represents the excess of acquisition cost over the fair value of net identifiable assets acquired.

          Amortization of intangible assets other than patents was $0 and $83,539 in the fiscal years ended March 31, 2005 and March 31, 2004, respectively.

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

New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

          Options outstanding as of each period are as follows:

	Options Issued to Employees Under the Plans		Options Issued to Employees Outside the Plans

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, March 31, 2003	362,175	$1.51	210,104	$1.35
Granted	—	—	—	—
Canceled	(43,175)	3.00	(35,104)	1.82

Balance, March 31, 2004	319,000	$1.31	175,000	$1.25
Granted	—	—	—	—
Canceled	(49,000)	1.00	—	—

Balance, March 31, 2005	270,000	$1.36	175,000	$1.25

          Information relating to stock options outstanding and stock options exercisable at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00-$2.88	440,500	3.68	$1.29	290,500	$1.27
$3.57-$6.75	4,500	0.25	4.63	4,500	4.63

Totals	445,000	3.64	$1.32	295,000	$1.32

          At March 31, 2005 and 2004, options to purchase 295,000 and 360,125, respectively, were exercisable at weighted average exercise prices of $1.32 and $1.25 per share, respectively.

Warrants

          In fiscal 1999, the Company issued warrants to purchase 42,000 shares of common stock, with an exercise price of $1.00 per share, to outside consultants in exchange for services rendered.  These warrants had a term of 5 years and 21,000 expired during fiscal 2004 and 21,000 expired during fiscal 2005.

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

12.  RELATED PARTY TRANSACTIONS:

          The Company’s transactions with related parties are as follows:

          In March 2003, two of the Company’s officers, Frederick Dean and Michael Evans, each received a performance based award of 6,250 shares of Timeline common stock, which were issued in April 2003.  The Company recognized $15,000 of compensation expense in fiscal 2004 related to these awards.  In March 2004, Mr. Dean and Mr. Evans each received another performance based award of 6,250 shares of Timeline common stock, which were issued in May 2004.  The Company recognized $9,500 of compensation expense in fiscal 2005 related to these awards.

13.  LINE OF CREDIT

          On September 23, 2004, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank.  Under the terms of the financing, the Company was able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables.  Qualified receivables were generally trade receivables from U.S. customers not outstanding more than 90 days.  The interest rate varied dependent upon the Company’s then quick ratio.  The rate was the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points.  In connection with the Financing Agreement, the Company granted the lender a security interest in all of the Company’s assets and also granted the lender a warrant to purchase 7,500 shares of the Company’s common stock.  Subsequent to fiscal 2005 year end, on June 2, 2005, the line of credit and security interest was terminated.

14.  SEGMENT INFORMATION:

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

15. Subsequent Events:

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