Form 10QSB
period 2005-09-30
TIMELINE INC
filed 2005-11-14
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005	Commission File Number 1-13524

TIMELINE, INC.
 (Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 Seventh Avenue, Ste. 2100
Seattle, WA  98101
 (Address of principal executive offices)

(206) 357-8422
 (Issuer’s telephone number)

3055 112th Avenue N.E., Suite 106
Bellevue, WA  98004
 (Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 30, 2005
Common Stock, $.01 Par Value	4,190,998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2005	As of, March 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$790,628	$121,390
Accounts receivable, net of allowance for doubtful accounts of $3,665 and $3,136	78,975	281,690
Prepaid expenses and other	53,795	18,285

Total current assets	923,398	421,365
Property and equipment, net of accumulated depreciation of $76,909 and $447,495	3,143	3,882
Capitalized patents, net of accumulated amortization of $95,238 and $82,786	272,694	265,911
Long term notes receivable	1,008,252	—
Other assets	2,450	—
Assets of discontinued operations	—	558,234

Total assets	$2,209,937	$1,249,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,340	$56,865
Accrued expenses	48,341	129,340
Notes payable	72,785	61,327
Deferred revenue	470,000	—

Total current liabilities	609,466	247,532

Liabilities of discontinued operations	—	943,341

Total Liabilities	609,466	1,190,873
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,198,998 and 4,198,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,578,447	10,578,447
Accumulated other comprehensive loss	—	(119,252)
Accumulated deficit	(9,019,886)	(10,442,586)

Total shareholders’ equity	1,600,471	58,519

Total liabilities and shareholders’ equity	$2,209,937	$1,249,392

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

REVENUES:
Patent license	$272	$—	$362	$3,092
Warranty and other	10,621	—	10,621	—

Total revenues	10,893	—	10,983	3,092

COST OF REVENUES:
Patent license	6,268	5,487	12,452	10,890

Total cost of revenues	6,268	5,487	12,452	10,890

Gross profit (loss)	4,625	(5,487)	(1,469)	(7,798)

OPERATING EXPENSE:
General and administrative	145,692	109,392	287,448	280,030
Patents	39,745	33,503	72,213	75,020
Depreciation	369	547	738	1,093

Total operating expenses	185,806	143,442	360,399	356,143

Loss from operations	(181,181)	(148,929)	(361,868)	(363,941)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	13,658	(4,609)	11,061	(4,708)
Gain on stock sale	1,287,132	—	1,287,132	—
Gain on asset sale	594,925	—	594,925	—

Total other income (expense)	1,895,715	(4,609)	1,893,118	(4,708)

Income (loss) from continuing operations before income taxes	1,714,534	(153,538)	1,531,250	(368,649)
Provision for income tax	—	—	—	—
(Loss) income from discontinued operations, net of income tax	(57,181)	16,394	(108,551)	(159,181)

Net income (loss)	$1,657,353	$(137,144)	$1,422,699	$(527,830)

Basic net income (loss) per common and common equivalent share	$0.40	$(0.03)	$0.34	$(0.13)

Shares used in calculation of basic net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Diluted net income (loss) per common and common equivalent share	$0.40	$(0.03)	$0.34	$(0.13)

Shares used in calculation of diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2005 and 2004
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,739,098	$(295,090)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in discontinued operations	(108,550)	(159,181)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized patent acquisition costs	(19,235)	(17,672)
Line of credit borrowings	—	40,250
Line of credit repayments	(61,327)	(3,840)
Notes receivable	(1,000,000)	—

Net cash (used in) from investing activities	(1,080,562)	18,738

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock warrants	—	4,725

Net cash provided by financing activities	—	4,725
EFFECT OF FOREIGN EXCHANGE RATE	119,252	8,807
NET CHANGE IN CASH AND CASH EQUIVALENTS	669,238	(422,001)
CASH AND CASH EQUIVALENTS, beginning of period	121,390	465,561

CASH AND CASH EQUIVALENTS, end of period	$790,628	$43,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,129	$724

The accompanying notes are an integral part of these financial statements

TIMELINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.   THE COMPANY

Organization

The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company).  The Company, headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and six other countries.  Prior to August 31, 2005, the Company also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, had operations in the United Kingdom.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2005, the Company had net working capital of approximately $314,000 and had an accumulated deficit of approximately $9,020,000 with total negative shareholders’ equity of approximately $1,600,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2005, added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

On July 20, 2005, the Company entered into an Asset Purchase Agreement with Global Software, Inc. (“Global”) for the sale to Global of all of its software licensing operations.  (A copy of the Asset Purchase Agreement was filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of the Company’s software business occurred in two stages, consisting of (1) the sale of 100% of stock in its U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of its other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005.  The Asset Sale was approved by the Company’s shareholders at its annual meeting on August 30, 2005, and was consummated on August 31, 2005.  The Company retains such assets as required to continue its patent licensing operations.  The Stock Sale and the Asset Sale are reported in the Company’s financial statements in the current period.  Operations of the software business conducted by the Company and its subsidiaries during the periods covered in these financial statements are shown as discontinued operations.

The Company continues in the business of licensing its intellectual property which consists of a portfolio of patents granted in seven different countries.  This line of business has previously generated approximately $14 million in total patent license fees since March 1998.  However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been sporadic.

With the net proceeds the Company received from the Stock Sale on July 20, 2005 and the Asset Sale on August 31, 2005, management believes that current cash and cash equivalent balances, and any net cash provided by continuing operations, will provide adequate resources to fund operations through March 31, 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, including those described in Note 6 to reflect the discontinued line of business, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the six-month period ended September 30, 2005 are not indicative of future financial results due to the change in business operations as explained above.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2005, as previously reported in the Company’s Form 10-KSB/A.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Basis of Presentation

All subsidiaries of the Company are wholly-owned.  The Company’s subsidiaries did not generate any revenue or expense for the period reflected in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenue generated from the licensing of patents when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition” (SAB 101).

For all licenses, the Company uses a signed agreement as evidence of an arrangement.  At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, the Company accounts for the fee as not being fixed and determinable.  In these cases, it defers revenue and recognizes it when it becomes due and payable.

The Company assesses the probability of collection based on a number of factors including the current financial condition of the customer.  It does not request collateral from its customers.  If the Company determines that collection of a fee is not reasonably assured, it defers revenue until the time collection becomes reasonably assured.

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is the net income or loss divided by the weighted average number of shares outstanding during the period. The effect of including outstanding options and warrants is anti-dilutive for all periods presented.

Shares issuable pursuant to stock options and warrants that have not been included in the calculation of net loss per share because they are antidilutive totaled 518,500 and 596,500 for the three-month periods ended September 30, 2005 and 2004, respectively.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.   The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three- and six-month periods ended September 30, 2004 and 2005, respectively:

	Three Months Ended		Six Months Ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Net income (loss), as reported	$1,657,353	$(137,144)	$1,422,699	$(527,830)
Add stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	—	—	—

As adjusted net income (loss)	$1,657,353	$(137,144)	$1,422,699	$(527,830)

Shares used in basic and diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net income (loss) per share as reported	$0.40	$(0.03)	$0.34	$(0.13)

In April 2003, in connection with a software license with Fidelity National Information Solutions (Nasdaq:FNIS), Timeline issued a warrant to FNIS to buy up to 100,000 shares of Timeline stock at $1.62 per share and, upon appropriate notice, to appoint either an observer or member to the Timeline Board of Directors.  The warrants were fully vested upon issuance.  The fair value of each warrant was established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; expected volatility of 91%; risk-free interest rate of 2.78%, and a contractual life of 4 years.  These warrants expire if not exercised by April 2007.  The aggregate fair value of these warrants was approximately $84,000 and was recognized as a reduction to license revenue recognized in the first quarter of fiscal 2004.

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

3.   LINE OF CREDIT

On September 23, 2004, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank.  Under the terms of the financing, the Company was able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables.  Qualified receivables were generally trade receivables from U.S. customers not outstanding more than 90 days.  In connection with the Financing Agreement, the Company granted the lender a security interest in all of the Company’s assets and also granted the lender a warrant to purchase 7,500 shares of the Company’s common stock.  At September 30, 2004, the amount outstanding on the facility was $36,410.  On June 2, 2005, the line of credit and security interest was terminated and paid in full, and no amounts were outstanding as of September 30, 2005.

4.   GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45).  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.  In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its former customer software license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.  In connection with Timeline’s sale of its software licensing business to Global Software, Timeline agreed in the Asset Purchase Agreement to indemnify Global for certain warranty claims that may be made under these customer software license and service agreements being sold to Global.  As of September 30, 2005, no such warranty or indemnification claims had been made against Timeline.

Indemnification and warranty provisions contained within the Company’s customer software license and service agreements are generally consistent with those prevalent in its industry.  The duration of its product warranties generally does not exceed 90 days following delivery of its products.  The Company has not incurred significant obligations under customer indemnifications or warranty provisions historically and does not expect to incur significant obligations in the future.  Accordingly, the Company does not maintain accruals for potential customer indemnifications or warranty-related obligations.

5.   LITIGATION

In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of its patents.  The Company intends to seek monetary damages and an injunction against ProClarity licensing certain of its products.  A trial date of September 1, 2006 has been set but is subject to change at the court’s discretion.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.

6.   RESTATEMENT TO REFLECT DISCONTINUED LINE OF BUSINESS

During the quarter ended September 30, 2005, Timeline sold all of its software licensing operations to Global Software, Inc.  The Stock Sale closed on July 20, 2005, and the Asset Sale closed on August 31, 2005.  In conformity with generally accepted accounting principals, the Company has accounted for the disposition of its software operations as the disposition of a significant portion of its business.

The assets and liabilities of the discontinued line of business were as follows:

	As of September 30, 2005	As of March 31, 2005

Assets
Cash and cash equivalents	$—	$40,965
Accounts receivable – net	—	361,634
Goodwill – net	—	70,183
Other assets	—	85,452

Total assets discontinued operations	—	558,234

Liabilities
Accounts payable	—	262,016
Deferred revenue	—	681,325

Total liabilities of discontinued operations	—	943,341

Liabilities in excess of assets of discontinued operations	$—	$(385,107)

Condensed results of the discontinued line of business were as follows:

	Six months Ended September 30, 2005	Six months Ended September 30, 2004

Revenues	$1,023,964	$1,550,180
Cost of revenues	(185,704)	(197,031)

Gross profit	838,260	1,353,149
Operating expenses	(883,175)	(1,501,132)
Other – foreign exchange	(63,636)	(11,198)
Income taxes	—	—

Income (loss) from discontinued operations	$(108,551)	$(159,181)

The cash flows of the discontinued line of business were as follows:

	Six months Ended September 30, 2005	Six months Ended September 30, 2004

Cash used in operations	$(44,915)	$(147,983)
Effect of foreign exchange and other	(63,635)	(11,198)

Cash flow from discontinued operations	$(108,550)	$(159,181)

Item 2.     Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, products, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB/A for the year ended March 31, 2005, under the respective caption “Other Factors that May Affect Operating Results.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,” “future,” “continue,” and variations of such words and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

OVERVIEW

Timeline, Inc., headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and six other countries.  We currently hold six patents issued by the U.S. Patent and Trademark Office on our technology (for a total of 136 issued claims), and we have also been issued patents in Australia, Canada, China, Hong Kong, Israel, Mexico and Singapore.  Our wholly owned subsidiary, WorkWise also holds one U.S. patent.  We have a number of pending patent applications, and believe additional international patents may be issued during fiscal 2006.*

Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.

On July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global of all of our software licensing operations.  (A copy of the Asset Purchase Agreement has been filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of our software business occurred in two stages, consisting of (1) the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of our other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005 and the Asset Sale was consummated on August 31, 2005.

With the net proceeds we received from the Stock Sale on July 20, 2005 and the Asset Sale on August 31, 2005, as discussed in notes 1 and 6 to the financial statements included herein, we believe that our current cash and cash equivalents, together with any net cash provided by operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.**

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collectibility is probable.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a fee is based upon a variable such as a royalty based on units sold, we account for the fee as not being fixed and determinable.  In these cases, we defer revenue and recognize it when it becomes due and payable.  We assess the probability of collection based on a number of factors, including past transaction history with the licensee and the current financial condition of the licensee.  We do not request collateral from our licensees.  If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

For all patent licenses, we use a signed agreement, as evidence of an arrangement.

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable by analyzing licensee credit-worthiness, current economic trends and changes in our license payment terms in order to evaluate the adequacy of the allowance for doubtful accounts.  Historically, we have experienced a minimal rate of doubtful accounts and therefore provide for an allowance of a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date.  However, material differences may result in the amount and timing of our bad debt expenses for any period if we had an increase in unpaid accounts, which could reduce our total current assets.*  In fiscal 2004 or 2005, no bad debt expense was recorded against our bad debt reserves.  Nevertheless, if we underestimated the collectibility of our accounts receivable, it would have a negative impact on our reported net receivables, net loss and our cash flow.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the patent, which has a typical contractual life of 20 years.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the patent in the period we determine that the patent is impaired.*  At September 30, 2005, such a write-off would reduce our total assets by approximately $273,000.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and capitalized patents are amortized over their useful lives.  We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our cash.*

RESULTS OF OPERATIONS

The Results of Operations discussed below are presented in a format different than in prior periods to reflect the change in the Company’s business focus.  We present management’s discussion on the basis of Results of Ongoing Operations, Discontinued Operations, and Gain on Sale of Software Operations.  In order to provide comparative analysis, we also restate prior fiscal periods consistent with this presentation of discontinued operations and ongoing operations.

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended September 30,			Six Months Ended September 30,

	2005	2004	Change	2005	2004	Change

Patent license revenue	$272	$—	N/A	$362	$3,092	(88)%
Warranty and other revenue	10,621	—	N/A	10,621	—	N/A
Patent amortization expense	(6,268)	(5,487)	14%	(12,452)	(10,890)	14%

Gross profit (loss)	$4,625	$(5,487)	184%	$(1,469)	$(7,798)	(81)%

We received nominal patent license revenues of $272 during the second quarter of fiscal 2006.  In the second quarter of fiscal 2005, no patent license revenue was earned.  For the comparative six-month periods, patent license revenue was $362 in fiscal 2006 compared to $3,092 in fiscal 2005.  Patent license revenue is very sporadic.  The timing of any significant fees usually corresponds to the settlement of litigation and, therefore, is unpredictable.  The patent license revenue in each of the comparable quarters and six-month periods represents ongoing royalties based on sales of product with a licensee with very low volumes.  While we intend to continue to pursue additional patent license agreements during fiscal 2006, we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Warranty revenue in the quarter and six-month period ended September 30, 2005 reflects amortization of our 48-month covenant not to compete as set forth in the Asset Purchase Agreement with Global.  Under the Asset Purchase Agreement, a total of $480,000 was allocated to the covenant not to compete (and shown as deferred revenue on the balance sheet), at a rate of $10,000 per month.  As such, we will recognize this warranty revenue at the rate of $10,000 per month for each complete month that we fulfill the obligation of the covenant.*  The covenant not to compete continues until August 31, 2009.  No similar income was applicable to fiscal 2005.

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents which mainly consists of attorney and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.  The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below.  Patent amortization expenses for the second quarter and the first six months of fiscal 2006 increased by 14% and 14%, respectively, over the comparable periods in fiscal 2005 due to patent related fees  incurred during the second quarter which were amortized.

Operating Expense

	Three Months Ended September 30,			Six Months Ended September 30,

	2005	2004	Change	2005	2004	Change

General & administrative	$145,692	$109,392	33%	$287,448	$280,030	3%
Patent	39,745	33,503	19%	72,213	75,020	(4)%
Depreciation	369	547	(33)%	738	1,093	(32)%

Total operating expense	$185,806	$143,442	30%	$360,399	$356,143	1%

Expenses of ongoing operations in all periods reflect costs associated with pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity.  For the three- and six-month periods ended September 30 in both fiscal 2006 and 2005, these expenses included the salaries of the CEO (a portion of which was allocated to patent expense), the controller, a receptionist and Director of Investor Relations.  Legal and accounting fees for the quarter ended September 30, 2005 included approximately $63,000 in professional fees as a one-time expense incurred in connection with the sale of our software business.  There was no similar expense in the comparable periods ended September 30, 2004.  For the remainder of fiscal 2006, we anticipate some additional accounting expenses in connection with several SEC filings and additional tax consulting associated with the sale to Global.

We expect the general and administrative expense associated with our patent licensing business decrease in future periods.  This will most likely occur gradually as the remaining staff of four people decreases over time.  We anticipate that our controller will remain on the payroll through December 31, 2005.  Thereafter, we expect to require additional consulting expense for accounting advice; but not to the extent of the salary expense of a controller.  Also, our CEO has agreed to a reduced salary which we anticipate will take effect within 6 months of the closing of the sale of assets (August 31, 2005).  Finally, there will not be a requirement for a receptionist in future quarters.  By comparison, we had 29 employees at September 30, 2004.  We cannot as yet foresee the impact of the sale of our software business on insurance and audit fees for future periods.**

Patent expense includes the costs of litigation and negotiations with respect to patent licenses.  Patent license expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement, and seeking monetary damages and an injunction against ProClarity licensing certain of its products.  Nevertheless, patent expenses remained relatively flat during the three- and six-months ended September 30, 2005, as this case is being handled on a contingency fee basis.  We will, however, be responsible for costs as incurred.  For this reason, we expect patent expenses to increase in future periods as the costs of litigation increase.*  Additionally, in the event there is a monetary recovery, legal fees will be accrued as an expense against such recovery.*

Depreciation expense decreased in the quarter ended September 30, 2005 to $369 from $547 in the quarter ended September 30, 2004.  Amortization of intangible assets were $0 during the same periods due to the fact all intangible assets other than patents and goodwill have been fully amortized.

Results of Discontinued Operations

	Three Months Ended September 30,			Six Months Ended September 30,

	2005	2004	Change	2005	2004	Change

(Loss) income from Discontinued Operations	$(57,181)	$16,394	(456)%	$(108,551)	$(159,181)	31%

Discontinued Operations consists of our prior software licensing operations (which were sold to Global pursuant to the Asset Purchase Agreement), presented in accordance with FASB 144.

For the quarter ended September 30, 2005, our total operating loss from discontinued operations was $57,000 compared to income of $16,000 for the quarter ended September 30, 2004.  For the comparative six months, we had a loss of $109,000 for September 30, 2005 compared to a loss of $159,000 for September 30, 2004.  The losses from our discontinued software operations for the three- and six-month periods ended September 30, 2005 reflect a substantial decrease in revenue (software licensing, maintenance and consulting), as well as significant costs associated with severance benefits, during the period.  The decrease in revenues from our discontinued operations during this period was due in part to our announcement in June 2005 of the proposed sale of our software operations to Global Software.  We believe this announcement and the process of negotiating and executing an asset purchase agreement was disruptive to our business and contributed to a number of current and prospective software customers delaying ordering software or services from us.

Gain on Stock Sale and Asset Sale

During the periods ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of $1,287,000 from the Stock Sale, and a gain of $595,000 from the Asset Sale.  The gain on the sale of our software operations is net of $480,000 allocated to a covenant not to compete which is noted above and which will be recognized as revenue ratably in each period of the covenant over a period of 48 months.*  These gains reflect not only the receipt of cash and notes payable, but also the assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.

As a result of the closing of the Stock and Asset sales, Timeline received net cash proceeds of $886,000 (after payment of $252,000 on the bridge loan previously made by Global to us in June 2005).  Offsetting this increase in cash was $81,000 of Analyst Financials Limited’s cash which was included in the assets sold to Global, and was no longer part of the consolidated group at September 30, 2005.

The remaining consideration in the Stock and Asset sales included two notes receivable in principal amount totaling $1,000,000 and the assumption of liabilities (see Liquidity and Capital Resources below for detail on the terms of the notes receivable).

Timeline also incurred approximately $47,000 in severance benefits and bonus payments associated with the sales, all of which are included in the expenses of discontinued operations.

These gains are a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us.*  Following the closing of the Asset Sale, we and Global have agreed to approximately $56,000 in certain post-closing accounting adjustments in favor of Global, and these are reflected in notes payable on the September 30, 2005 balance sheet.  We have not recorded any provision for future adjustments or any indemnification expenses as we do not consider any such expenses to be probable or material.

Other Income and Expense

Other income and expense (other than from the Stock Sale or Asset Sale) generated net income of $14,000 in the second quarter of fiscal 2006 compared to a loss of $5,000 in the second quarter of fiscal 2005.  For the six months ended September 30, 2005, we had net income of $11,000 compared to a loss of $5,000 for the six months ended September 30, 2004.  In all periods the major components of income and expense was from interest and foreign exchange transactions.

Income Tax

No income tax expense was recorded in the comparable quarter or six-month periods of either fiscal 2006 or fiscal 2005.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain form the Stock Sale and the Asset Sale will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.   As of September 30, 2005, we had positive net working capital of approximately $314,000 (positive working capital position of approximately $784,000 when excluding deferred revenue).  At September 30, 2005, our deferred revenue was $470,000, comprised solely of the allocation to our 48-month covenant not to compete pursuant to the Asset Purchase Agreement, at a rate of $10,000 per month; although we recognize revenue from this covenant not to compete for each month during the 48-month term, we will not actually receive any additional cash payments for it.*  Additionally, as of September 30, 2005, our cash and cash equivalents were $790,000 compared to cash and cash equivalents of $121,000 as of March 31, 2005.  This increase was due to the receipt of net $805,000 cash proceeds from the sale of our software operations, offset by cash used in our discontinued operations and repayments under our former line of credit with Silicon Valley Bank and payment on a note payable to Global.

In addition, at September 30, 2005, we held two notes receivable from Global in principal amount totaling $1,000,000 from the sale of our software operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007 and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007 and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global.  These notes are subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement.  As of September 30, 2005, Global had not made any indemnification claims against us.

Accounts receivable were approximately $83,000 and $285,000 at September 30, 2005 and March 31, 2005, respectively.  All of these receivables were for software licenses and services generated by our discontinued software line of business but were not transferred as part of the asset sale to Global.

Total liabilities, excluding deferred revenue, were approximately $139,000 at September 30, 2005 compared to approximately $248,000 associated with ongoing operations at March 31, 2005.  The decrease in total liabilities is attributable to significant decreases in accounts payable and accrued expenses resulting from the sale of our software operations.

With the net proceeds we received from the sale of software operations, as discussed in notes 1 and 6 to the financial statements included herein, we believe that our current cash and cash equivalents, together with any net cash provided by ongoing operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2006.*

Other Factors That May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	our patent licensing strategies regarding when and the number of potential infringers we approach,
•	our ability to pursue and successfully negotiate further patent licenses and generate patent revenues,
•	challenges to the validity of our patents,
•	costs of litigation associated with our patent enforcement, and
•	the cost of maintaining our public status.

These factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3     Controls and Procedure

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibits:

3.1	Articles of Incorporation of Timeline, Inc., as amended October 7, 2005.

21.1	Subsidiaries of Timeline, Inc.

31.1	Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Timeline, Inc.
(Registrant)

Date: November 14, 2005	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal
financial officer.