Form 10QSB/A
period 2005-09-30
TIMELINE INC
filed 2006-01-19
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

AMENDMENT NO. 1
 FORM 10-QSB/A

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (as originally filed on November 14, 2005, the “Original Report”), in response to communications with the Securities and Exchange Commission regarding accounting treatment on gains from our asset sale with Global Software Inc. in August 2005.

As previously reported, we entered into an Asset Purchase Agreement with Global Software Inc. on July 20, 2005, for the sale to Global of all of our software licensing operations.  (A copy of the Asset Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, $480,000 of the total purchase price was allocated to our covenant not to compete with the business segment being sold for a period of 48 months following closing.  The Asset Sale was consummated on August 31, 2005.

Originally, we treated this $480,000 of gain allocated to the covenant not to compete as “deferred revenue”, with $10,000 per month being recognized as revenue ratably over the 48-month non-compete period.  As a result, on the Condensed Consolidated Balance Sheet as of September 31, 2005 in the Original Report, we recorded $10,000 of revenue and the remaining $470,000 unamortized portion was shown as a liability under “deferred revenue”.

After discussion with the SEC, we have agreed to reclassify this $480,000 as “gain on asset sale” rather than deferred revenues.  The net effect of this reclassification, as reported in this Amendment No. 1, is as follows:

           (1)     With respect to our Condensed Statement of Operations, for each of the three- and six-month periods ended September 30, 2005, this reclassification results in:

•	an increase in the amount of “Gain on Asset Sale” by $480,000, and

•	a decrease in “Warranty Revenues” of $10,000, resulting in

•

an increase in “Net Income” by $470,000 (to $2,127,353 and $1,892,699, respectively, for each of the three- and six-month periods ended September 30, 2005) and an increase in “Net income per share” by $0.11 per share (to $0.51 and $0.44, respectively, for each of the three- and six-month periods ended September 30, 2005).

           (2)     With respect to our Condensed Consolidated Balance Sheet as of September 30, 2005, this reclassification results in:

•	a decrease of “Deferred revenue” (current liabilities) by $470,000, and

•	an decrease in “Accumulated deficit” of $470,000, resulting in

•	an increase in “Total shareholders’ equity” by $470,000.

This Form 10-QSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2005	As of March 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$790,628	$121,390
Accounts receivable, net of allowance for doubtful accounts of $3,665 and $3,136	78,975	281,690
Prepaid expenses and other	53,795	18,285

Total current assets	923,398	421,365
Property and equipment, net of accumulated depreciation of $76,909 and $447,495	3,143	3,882
Capitalized patents, net of accumulated amortization of $95,238 and $82,786	272,694	265,911
Long term notes receivable	1,008,252	—
Other assets	2,450	—
Assets of discontinued operations	—	558,234

Total assets	$2,209,937	$1,249,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,340	$56,865
Accrued expenses	48,341	129,340
Notes payable	72,785	61,327

Total current liabilities	139,466	247,532

Liabilities of discontinued operations	—	943,341

Total Liabilities	139,466	1,190,873
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,198,998 and 4,198,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,578,447	10,578,447
Accumulated other comprehensive loss	—	(119,252)
Accumulated deficit	(8,549,886)	(10,442,586)

Total shareholders’ equity	2,070,471	58,519

Total liabilities and shareholders’ equity	$2,209,937	$1,249,392

The accompanying notes are an integral part of these financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

REVENUES:
Patent license	$272	$—	$362	$3,092
Consulting	621	—	621	—

Total revenues	893	—	983	3,092

COST OF REVENUES:
Patent license	6,268	5,487	12,452	10,890

Total cost of revenues	6,268	5,487	12,452	10,890

Gross loss	(5,375)	(5,487)	(11,469)	(7,798)

OPERATING EXPENSE:
General and administrative	145,692	109,392	287,448	280,030
Patents	39,745	33,503	72,213	75,020
Depreciation	369	547	738	1,093

Total operating expenses	185,806	143,442	360,399	356,143

Loss from operations	(191,181)	(148,929)	(371,868)	(363,941)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	13,658	(4,609)	11,061	(4,708)
Gain on stock sale	1,287,132	—	1,287,132	—
Gain on asset sale	1,074,925	—	1,074,925	—

Total other income (expense)	2,375,715	(4,609)	2,373,118	(4,708)

Income (loss) from continuing operations before income taxes	2,184,534	(153,538)	2,001,250	(368,649)
Provision for income tax	—	—	—	—
(Loss) income from discontinued operations, net of income tax	(57,181)	16,394	(108,551)	(159,181)

Net income (loss)	$2,127,353	$(137,144)	$1,892,699	$(527,830)

Basic net income (loss) per common and common equivalent share	$0.51	$(0.03)	$0.45	$(0.13)

Shares used in calculation of basic net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Diluted net income (loss) per common and common equivalent share	$0.51	$(0.03)	$0.45	$(0.13)

Shares used in calculation of diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

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

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2005, the Company had net working capital of approximately $784,000 and had an accumulated deficit of approximately $8,550,000 with total shareholders’ equity of approximately $2,070,000.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  Our auditors for fiscal year ended March 31, 2005, added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

	Three Months Ended		Six Months Ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Net income (loss), as reported	$2,127,353	$(137,144)	$1,892,699	$(527,830)
Add stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	—	—	—

As adjusted net income (loss)	$2,127,353	$(137,144)	$1,892,699	$(527,830)

Shares used in basic and diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net income (loss) per share as reported	$0.51	$(0.03)	$0.45	$(0.13)

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

The assets and liabilities of the discontinued line of business were as follows:

	As of September 30, 2005	As of March 31, 2005

Assets
Cash and cash equivalents	$—	$40,965
Accounts receivable – net	—	361,634
Goodwill – net	—	70,183
Other assets	—	85,452

Total assets discontinued operations	—	558,234

Liabilities
Accounts payable	—	262,016
Deferred revenue	—	681,325

Total liabilities of discontinued operations	—	943,341

Liabilities in excess of assets of discontinued operations	$—	$(385,107)

Condensed results of the discontinued line of business were as follows:

	Six months Ended September 30, 2005	Six months Ended September 30, 2004

Revenues	$1,023,964	$1,550,180
Cost of revenues	(185,704)	(197,031)

Gross profit	838,260	1,353,149
Operating expenses	(883,175)	(1,501,132)
Other – foreign exchange	(63,636)	(11,198)
Income taxes	—	—

Loss from discontinued operations	$(108,551)	$(159,181)

The cash flows of the discontinued line of business were as follows:

	Six months Ended September 30, 2005	Six months Ended September 30, 2004

Cash used in operations	$(44,915)	$(147,983)
Effect of foreign exchange and other	(63,635)	(11,198)

Cash used in discontinued operations	$(108,550)	$(159,181)

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

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended September 30,			Six Months Ended September 30,

	2005	2004	Change	2005	2004	Change

Patent license revenue	$272	$—	N/A	$362	$3,092	(88)%
Consulting revenue	621	—	N/A	621	—	N/A
Patent amortization expense	(6,268)	(5,487)	14%	(12,452)	(10,890)	14%

Gross profit (loss)	$(5,375)	$(5,487)	184%	$(11,469)	$(7,798)	(81)%

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

Gain on Stock Sale and Asset Sale

During the periods ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of $1,287,000 from the Stock Sale, and a gain of $1,075,000 from the Asset Sale.  These gains reflect not only the receipt of cash and notes payable, but also the assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.

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

Income Tax

No income tax expense was recorded in the comparable quarter or six-month periods of either fiscal 2006 or fiscal 2005.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the Stock Sale and the Asset Sale will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

We have historically suffered recurring operating losses and negative cash flows from operations.   As of September 30, 2005, we had positive net working capital of approximately $784,000.  Additionally, as of September 30, 2005, our cash and cash equivalents were $790,000 compared to cash and cash equivalents of $121,000 as of March 31, 2005.  This increase was due to the receipt of net $805,000 cash proceeds from the sale of our software operations, offset by cash used in our discontinued operations and repayments under our former line of credit with Silicon Valley Bank and payment on a note payable to Global.

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

PART II. – OTHER INFORMATION

Item 6.	Exhibits

Exhibits:

3.1*	Articles of Incorporation of Timeline, Inc., as amended October 7, 2005.

21.1*	Subsidiaries of Timeline, Inc.

31.1	Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to, and incorporated herein by reference from the Company’s Form 10-QSB for the quarter ended September 30, 2005, filed November 11, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Timeline, Inc.
(Registrant)

Date: January 17, 2006	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.