Form 10QSB
period 2005-12-31
TIMELINE INC
filed 2006-02-14
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005	Commission File Number 1-13524

TIMELINE, INC.
 (Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 Seventh Avenue, Ste. 2100
Seattle, WA  98101
 (Address of principal executive offices)

(206) 357-8422
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2006

Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2005	As of March 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,343,160	$121,390
Accounts receivable, net of allowance for doubtful accounts of $0 and $3,136	3,018	281,690
Prepaid expenses and other	25,270	18,285

Total current assets	1,371,448	421,365
Property and equipment, net of accumulated depreciation of $77,170 and $447,495	4,540	3,882
Capitalized patents, net of accumulated amortization of $101,889 and $82,786	276,083	265,911
Long-term notes receivable	1,023,252	—
Other assets	2,450	—
Assets of discontinued operations	—	558,234

Total assets	$2,677,773	$1,249,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,191	$56,865
Accrued expenses	12,740	129,340
Notes payable	—	61,327

Total current liabilities	40,931	247,532

Liabilities of discontinued operations	—	943,341

Total liabilities	40,931	1,190,873
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,578,447	10,578,447
Accumulated other comprehensive loss	—	(119,252)
Accumulated deficit	(7,983,515)	(10,442,586)

Total shareholders’ equity	2,636,842	58,519

Total liabilities and shareholders’ equity	$2,677,773	$1,249,392

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2005 and 2004
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

REVENUES:
Patent license	$800,000	$—	$800,362	$3,092
Consulting	—	—	621	—

Total revenues	800,000	—	800,983	3,092

COST OF REVENUES:
Patent license	6,651	5,794	19,103	16,684

Total cost of revenues	6,651	5,794	19,103	16,684

Gross profit (loss)	793,349	(5,794)	781,880	(13,592)

OPERATING EXPENSE:
General and administrative	165,779	101,627	453,227	381,657
Patents	68,187	38,610	140,400	113,630
Depreciation	261	899	999	1,992

Total operating expenses	234,227	141,136	594,626	497,279

Income (loss) from operations	559,122	(146,930)	187,254	(510,871)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	19,693	(1,373)	30,754	(6,081)

Total other income (expense)	19,693	(1,373)	30,754	(6,081)

Income (loss) from continuing operations before income taxes	578,815	(148,303)	218,008	(516,952)

Provision for income tax	—	—	—	—
Gain on stock sale of discontinued operations	—	—	1,287,132	—
(Loss) gain on asset sale of discontinued operations	(6,535)	—	1,068,390	—
(Loss) income from discontinued operations, net of income tax	(5,910)	199,629	(114,460)	40,448

Net income (loss)	$566,370	$51,326	$2,459,070	$(476,504)

Basic net income (loss) per common and common equivalent share	$0.14	$0.01	$0.59	$(0.11)

Shares used in calculation of basic net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Diluted net income (loss) per common and common equivalent share	$0.14	$0.01	$0.59	$(0.11)

Shares used in calculation of diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2005 and 2004
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,573,530	$(516,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,842	18,676
Stock based compensation	—	9,500
Changes in operation assets and liabilities:
Accounts receivable	278,672	(31,378)
Prepaid expenses and other	(6,985)	83,865
Other assets	(2,450)	—
Accounts payable	(28,674)	782
Accrued expenses and other	(116,599)	(28,765)
Interest from note receivable	(23,252)	—
Net assets from discontinued operations	(386,505)	46,431

Net cash provided by (used in) operating activities	2,307,579	(417,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,322)
Capitalized patent acquisition costs	(29,275)	(28,225)
Line of credit borrowings	—	40,250
Line of credit repayments	(61,327)	(14,082)
Notes receivable	(1,000,000)	—

Net cash used in investing activities	(1,090,602)	(3,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock warrants	—	4,725

Net cash provided by financing activities	—	4,725

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash (used in) from discontinued operations	(114,460)	40,448
Effect of foreign exchange rate	119,252	(42,109)

Net cash provided by (used in) discontinued operations	4,792	(1,661)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,221,769	(418,156)
CASH AND CASH EQUIVALENTS, beginning of period	121,390	465,561

CASH AND CASH EQUIVALENTS, end of period	$1,343,159	$47,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,393	$6,142

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries (the Company).  The Company, headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and six other countries.  Prior to August 31, 2005, the Company also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, had operations in the United Kingdom.

Operations

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2005, the Company had net working capital of approximately $1,331,000 and had an accumulated deficit of approximately $7,984,000 with total shareholders’ equity of approximately $2,637,000.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern.  The Company’s auditors for fiscal year ended March 31, 2005, added an explanatory paragraph to their opinion on the Company’s fiscal 2005 financial statements stating that there was substantial doubt about its ability to continue as a going concern.

On July 20, 2005, the Company entered into an Asset Purchase Agreement with Global Software, Inc. (“Global”) for the sale to Global of all of its software licensing operations.  (A copy of the Asset Purchase Agreement was filed as an exhibit to a Current Report on Form 8-K, as filed with the SEC on July 25, 2005.)  Under the terms of the Asset Purchase Agreement, the sale of the Company’s software business occurred in two stages, consisting of (1) the sale of 100% of stock in its U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of its other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005.  The Asset Sale was approved by the Company’s shareholders at its annual meeting on August 30, 2005, and was consummated on August 31, 2005.  The Company retains such assets as required to continue its patent licensing operations.  The Stock Sale and the Asset Sale were reported in the Company’s financial statements in the period ended September 30, 2005.  Operations of the software business conducted by the Company and its subsidiaries during the periods covered in these financial statements are shown as discontinued operations.

The Company continues in the business of licensing its intellectual property which consists of a portfolio of patents granted in seven different countries.  Including patent license fees earned this quarter, this line of business has generated approximately $14.8 million in total patent license fees since March 1998.  However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

With the net proceeds the Company received from the Stock Sale on July 20, 2005 and the Asset Sale on August 31, 2005, management believes that current cash and cash equivalent balances, and any net cash provided by continuing operations, will provide adequate resources to fund operations through March 31, 2007.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements of the Company are unaudited.  In the opinion of the Company’s management, the financial statements include all adjustments, including those described in Note 5 to reflect the discontinued line of business, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Results of operations for the nine-month period ended December 31, 2005 are not indicative of future financial results, due in part to the change in business operations as explained above.

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

Basis of Presentation

All subsidiaries of the Company are wholly-owned.  The Company’s subsidiaries did not generate any revenue or expense for the quarter ended December 31, 2005 and any such revenue and expense for prior periods is reflected as discontinued operations in the accompanying consolidated financial statements.

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

Net Income (Loss) per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share for the Company includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  There were 268,500 stock options and 107,500 warrants of common stock equivalents outstanding at December 31, 2005.  Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.   The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three- and nine-month periods ended December 31, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004

Net income (loss), as reported	$566,370	$51,326	$2,459,070	$(476,504)
Add stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	—	—	—

As adjusted net income (loss)	$566,370	$51,326	$2,459,070	$(476,504)

Shares used in basic and diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net income (loss) per share as reported	$0.14	$0.01	$0.59	$(0.11)

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

Indemnification and warranty provisions contained within the Company’s prior customer software license and service agreements are generally consistent with those prevalent in its industry.  The duration of its product warranties generally does not exceed 90 days following delivery of its products.  The Company has not incurred significant obligations under customer indemnifications or warranty provisions historically and does not expect to incur significant obligations in the future.  Accordingly, the Company does not maintain accruals for potential customer indemnifications or warranty-related obligations.  In connection with Timeline’s sale of its software licensing business to Global Software, the Company agreed in the Asset Purchase Agreement to indemnify Global for certain warranty claims that may be made under these customer software license and service agreements being sold to Global.  As of December 31, 2005, no such warranty or indemnification claims had been made against the Company.

4.  LITIGATION

In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of its patents.  The Company is seeking monetary damages and an injunction against ProClarity licensing certain of its products.  A trial date of September 1, 2006 has been set but is subject to change at the court’s discretion.  With leave of court, the pleadings are currently being amended to add certain officers, directors, and former directors of ProClarity as additional defendants.  The Company has pled that infringement was willful and the above named individuals either approved or implemented activities which caused infringement to continue after notice.

From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under its patents or its intellectual property rights generally.

5.  DISCONTINUED LINE OF BUSINESS

As previously disclosed, during the quarter ended September 30, 2005, Timeline sold all of its software licensing operations to Global Software, Inc.  The Stock Sale closed on July 20, 2005, and the Asset Sale closed on August 31, 2005.  In conformity with generally accepted accounting principals, the Company accounted for the disposition of its software operations as the disposition of a significant portion of its business.

The assets and liabilities of the discontinued line of business were as follows:

	As of December 31, 2005	As of March 31, 2005

Assets
Cash and cash equivalents	$—	$40,965
Accounts receivable – net	—	361,634
Goodwill – net	—	70,183
Other assets	—	85,452

Total assets discontinued operations	—	558,234

Liabilities
Accounts payable	—	262,016
Deferred revenue	—	681,325

Total liabilities of discontinued operations	—	943,341

Liabilities in excess of assets of discontinued operations	$—	$(385,107)

Condensed results of the discontinued line of business were as follows:

	Nine months Ended December 31, 2005	Nine months Ended December 31, 2004

Revenues	$1,018,055	$2,497318
Cost of revenues	(185,704)	(337,262)

Gross profit	832,351	2,160,056
Operating expenses	(883,175)	(2,142,607)
Other – foreign exchange	(63,636)	22,999
Income taxes	—	—

Income (loss) from discontinued operations	$(114,460)	$40,448

The cash flows of the discontinued line of business were as follows:

	Nine months Ended December 31, 2005	Nine months Ended December 31, 2004

Cash generated (used) in operations	$(50,824)	$4,250
Effect of foreign exchange and other	(63,636)	42,426

Cash flow (used in) from discontinued operations	$(114,460)	$46,676

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

OVERVIEW

Timeline, Inc., headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and six other countries.  We currently hold six patents issued by the U.S. Patent and Trademark Office on our technology (for a total of 136 issued claims), and we have also been issued patents in Australia, Canada, China, Hong Kong, Israel, Mexico and Singapore.  Our wholly owned subsidiary, WorkWise Software, Inc., also holds one U.S. patent.  We have a number of pending patent applications, and believe additional international patents may be issued during fiscal 2006.*

Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.

As previously disclosed and as discussed in Notes 1 and 5 to the financial statements included herein, on July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global of all of our software licensing operations.  Under the terms of the Asset Purchase Agreement, the sale of our software business occurred in two stages, consisting of (1) the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale of our other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  The Stock Sale was consummated on July 20, 2005 and the Asset Sale was consummated on August 31, 2005.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB/A for the year ended March 31, 2005.

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

As previously disclosed, during the quarter ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of $1,287,000 from the Stock Sale, and a gain of $1,075,000 from the Asset Sale.  These gains reflect not only the receipt of cash and notes payable, but also the buyer’s assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.  Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global for a period of 48 month from closing of the Asset Sale.  These gains are a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the respective patents, which has a typical contractual life of 20 years.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.*  At December 31, 2005, such a write-off would reduce our total assets by approximately $276,000.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our current cash.*  In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.  Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global.  As of December 31, 2005, we believe the notes receivable due from Global will be collected in due course and no impairment of value has been recorded.*

RESULTS OF OPERATIONS

The Results of Operations discussed below are presented in a format different than in prior periods to reflect the change in our business focus resulting from the sale of our software operations to Global in August 2005.  We present management’s discussion on the basis of Results of Ongoing Operations, Discontinued Operations, and Gain on Sale of Software Operations.  In order to provide comparative analysis, we also restate prior fiscal periods consistent with this presentation of discontinued operations and ongoing operations.

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended December 31,			Nine Months Ended December 31,

	2005	2004	Change	2005	2004	Change

Patent license revenue	$800,000	$—	N/A	$800,362	$3,092	25,785%
Consulting revenue	—	—	N/A	621	—	N/A
Patent amortization expense	(6,651)	(5,794)	15%	(19,103)	(16,684)	14%

Gross profit (loss)	$793,349	$(5,794)	13,793%	$781,880	$(13,592)	5,853%

We received patent license revenues of $800,000 during the third quarter of fiscal 2006 as one-time payment under a Patent License Agreement and Release entered into with Sage Software, Inc. in December 2005.  In the third quarter of fiscal 2005, no patent license revenue was earned.  For the comparative nine-month periods, patent license revenue was approximately $800,000 in fiscal 2006 compared to approximately $3,000 in fiscal 2005.  Patent license revenue is very sporadic.  In fiscal 2006, all patent revenue was from negotiated licenses.  These agreements, as those also made from time to time in settlement of litigation, are very unpredictable in their timing. We intend to continue to pursue additional patent license agreements during the remainder of fiscal 2006 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.  The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below.  Patent amortization expenses for the third quarter and the first nine months of fiscal 2006 increased by 15% and 14%, respectively, over the comparable periods in fiscal 2005 due to additional patent-related fees incurred during fiscal 2006, which were added to the amortizable base.

Operating Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

	2005	2004	Change	2005	2004	Change

General & administrative	$165,779	$101,627	63%	$453,227	$381,657	19%
Patent	68,187	38,610	77%	140,400	113,630	24%
Depreciation	261	899	(71)%	999	1,992	(50)%

Total operating expense	$234,227	$141,136	66%	$594,626	$497,279	20%

Expenses of ongoing operations in all periods reflect costs associated with pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity.  During fiscal 2005 and the first five months of fiscal 2006, salary expenses were allocated in part to our patent licensing operations (our continuing operations) and in part to our software operations (our discontinued operations).  Starting at September 1, 2005 (after completion of the sale of our software operations to Global), all of the salaries of our remaining employees were expensed against our continuing operations.  The net affect is that additional salary costs of approximately $34,000 were allocated to continuing operations during the nine-month period of fiscal 2006 as compared to fiscal 2005.  Approximately $11,000 of this increase occurred in the quarter ended December 31, 2005.  Other expenses in the third quarter of fiscal 2006 that contributed to the increase over the third quarter of fiscal 2005 were higher professional fees resulting from the SEC’s review of our second quarter financial report, additional taxes, fees associated with the termination of Timeline’s 401(k) retirement plan, and increased salary expense from employee salaries paid at 100% compared to 80% in the quarter ended December 31, 2004.

For the comparable nine-month periods ended December 31, legal and accounting fees (included in General & administrative) included approximately $63,000 in professional fees in the second quarter of fiscal 2006 as a one-time expense incurred in connection with the sale of our software business, whereas there was no similar expense in fiscal 2005.  Also during the nine months ended December 31, 2005, we incurred approximately $9,000 in additional accounting expenses in connection with several SEC filings and additional tax consulting associated with the sale to Global.

We expect our general and administrative expense to decrease in future periods as compared to the quarter ended December 31, 2005.  This will most likely occur gradually as the remaining staff decreases over time.  Our previous controller will continue to act as an independent consultant, but is no longer an employee as of December 31, 2005.  Also, our CEO reduced his salary at December 1, 2005 by 60% of prior salary in consideration of reduced demands on his time.  We cannot as yet foresee the total impact of the sale of our software operations on insurance and audit fees for future periods.**

Patent expense includes the costs of litigation and negotiations with respect to patent licenses.  Patent license expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement, and seeking monetary damages and an injunction against ProClarity licensing certain of its products.  As a result, patent expenses increased significantly in fiscal 2006 over the prior year, particularly in the quarter ended December 31, 2005, during which we employed experts who began preparation for depositions prior to trial and had increased cost reimbursements due our attorneys.  This accounted for approximately $24,000 of additional cost in the quarter ended December 31, 2005 over the quarter ended December 31, 2004.  We expect patent expenses to increase in future periods as the costs of litigation increase.*  Additionally, in the event there is a monetary recovery, legal fees will be accrued as an expense against such recovery.*  Patent expenses for the comparable periods in fiscal 2005 consisted of an allocated portion of the salary and payroll costs of the CEO, legal and accounting expense and insurance.

Depreciation expense decreased in the quarter ended December 31, 2005 to $261 from $899 in the quarter ended December 31, 2004.  Amortization of intangible assets were $0 during the same periods due to the fact all intangible assets other than patents and goodwill have been fully amortized.

Results of Discontinued Operations

	Three Months Ended December 31,			Nine Months Ended December 31,

	2005	2004	Change	2005	2004	Change

(Loss) income from Discontinued Operations	$(5,910)	$199,629	(103)%	$(114,460)	$40,448	(383)%

Discontinued Operations consists of our prior software licensing operations (which were sold to Global in the second quarter of fiscal 2006), presented in accordance with FASB 144.

For the quarter ended December 31, 2005, our total operating loss from discontinued operations was approximately $6,000 compared to income of approximately $200,000 for the quarter ended December 31, 2004.  For the comparative nine months, we had a loss of approximately $114,000 for December 31, 2005 compared to income of approximately $40,000 for December 31, 2004.  The losses from our discontinued software operations for the three-month period ended December 31, 2005 were the result of refunds to customers after completion of the Stock and Asset sale to Global Software.  Refunds were provided to maintenance customers who chose not to allow assignment of their contracts upon sale of operations or who felt they were due adjustments upon agreeing to assignment.  We do not foresee that further refunds will be required in the future.

Losses recorded for the nine-month period ended December 31, 2005 also reflect a substantial decrease in revenue (software licensing, maintenance and consulting), as well as significant costs associated with severance benefits, primarily in the months prior to the sale to Global.  The decrease in revenues from our discontinued operations during the nine-month period was due in part to our announcement in June 2005 of the proposed sale of our software operations to Global Software.  We believe this announcement and the process of negotiating and executing an asset purchase agreement was disruptive to our business and contributed to a number of current and prospective software customers delaying ordering software or services from us.

Gain on Stock Sale and Asset Sale

As previously disclosed, during the quarter ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of approximately $1,287,000 from the Stock Sale, and a gain of approximately $1,075,000 from the Asset Sale.  These gains reflect not only the receipt of cash and notes payable, but also the assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.  Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global for a period of 48 month from closing of the Asset Sale.  These gains are a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us, although as of December 31, 2005, no such warranty or indemnification claims had been made against the Company.*  Following the closing of the Asset Sale, we and Global agreed to approximately $56,000 in certain post-closing accounting adjustments in favor of Global, which were paid in the third quarter of fiscal 2006.

We incurred a loss on the asset sale of approximately $7,000 during the quarter ended December 31, 2005 from the retirement of certain physical assets that were no longer needed in continuing operations and which were not sold to Global.  Additionally, we adjusted gross revenue from discontinued operations downward by approximately $6,000 during the third fiscal quarter ended December 31, 2005 to reflect refunds provided customers after closing for various reasons.  We have not recorded any provision for future adjustments or any indemnification expenses as we currently do not consider any such expenses to be probable or material.

Other Income and Expense

Other income and expense (other than from the Stock Sale or Asset Sale) generated net income of approximately $20,000 in the third quarter of fiscal 2006 as interest income, compared to a loss of approximately $1,000 in the third quarter of fiscal 2005 as interest expense.  For the nine months ended December 31, 2005, we had net income of approximately $31,000 compared to a loss of approximately $6,000 for the nine months ended December 31, 2004.  In all periods the major components of Other income and expense was from interest and foreign exchange transactions

Income Tax

No income tax expense was recorded in the comparable quarter or nine-month periods of either fiscal 2006 or fiscal 2005.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the Stock Sale and the Asset Sale will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had positive net working capital of approximately $1,331,000.  Additionally, as of December 31, 2005, our cash and cash equivalents were approximately $1,343,000 compared to cash and cash equivalents of approximately $121,000 as of March 31, 2005.  This increase was due to the receipt of net approximately $805,000 cash proceeds from the sale of our software operations, offset by cash used in our discontinued operations and repayments under our former line of credit with Silicon Valley Bank and payment on a note payable to Global.  Additionally, during the quarter ended December 31, 2005 we generated a profit of approximately $566,000, most of which was recognized in our cash flow.

In addition, at December 31, 2005, we held two notes receivable from Global in principal amount totaling $1,000,000 from the sale of our software operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007 and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007 and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global.  These notes are subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement.  As of December 31, 2005, Global had not made any indemnification or other set-off claims against us.

Accounts receivable were approximately $3,000 at December 31, 2005 as compared to approximately $282,000 at March 31, 2005.  All of these receivables were for reimbursement of costs or software licenses and services generated by our discontinued software line of business but were not transferred as part of the asset sale to Global.

Total liabilities, excluding deferred revenue, were approximately $41,000 at December 31, 2005 compared to approximately $248,000 associated with ongoing operations at March 31, 2005.  The decrease in total liabilities is attributable to significant decreases in accounts payable and accrued expenses resulting from the sale of our software operations.

With the net proceeds we received from the sale of software operations, as discussed in notes 1 and 5 to the financial statements included herein, together with any net cash provided by ongoing operations, we believe that our current cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2007.*

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

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of its patents.  The Company intends to seek monetary damages and an injunction against ProClarity licensing certain of its products.  A trial date of September 1, 2006 has been set but is subject to change at the court’s discretion.  With leave of court, the pleadings are currently being amended to add certain officers, directors, and former directors of ProClarity as additional defendants.  Timeline has pled that infringement was willful and the above named individuals either approved or implemented activities which caused infringement to continue after notice.

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

Timeline, Inc.
(Registrant)

Date: February 13, 2006	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.