Form 10QSB/A
period 2005-09-30
TIMELINE INC
filed 2006-02-16
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (as originally filed on November 14, 2005, the “Original Report”), in response to communications with the Securities and Exchange Commission regarding accounting treatment on gains from our asset sale with Global Software Inc. in August 2005.

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

After discussion with the company’s auditors, we have reclassified this $480,000 as “gain on asset sale” rather than deferred revenues.  The net effect of this reclassification, as reported in this Amendment No. 2, is as follows:

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

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

REVENUES:
Patent license	$272	$—	$362	$3,092
Consulting	621	—	621	—

Total revenues	893	—	983	3,092

COST OF REVENUES:
Patent license	6,268	5,487	12,452	10,890

Total cost of revenues	6,268	5,487	12,452	10,890

Gross loss	(5,375)	(5,487)	(11,469)	(7,798)

OPERATING EXPENSE:
General and administrative	145,692	109,392	287,448	280,030
Patents	39,745	33,503	72,213	75,020
Depreciation	369	547	738	1,093

Total operating expenses	185,806	143,442	360,399	356,143

Loss from operations	(191,181)	(148,929)	(371,868)	(363,941)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	13,658	(4,609)	11,061	(4,708)

Total other income (expense)	13,658	(4,609)	11,061	(4,708)

Income (loss) from continuing operations before income taxes	2,184,534	(153,538)	2,001,250	(368,649)
Provision for income tax	—	—	—	—
Gain on stock sale of discontinued operations	1,287,132	—	1,287,132	—
Gain on asset sale of discontinued operations	1,074,925	—	1,074,925	—
(Loss) income from discontinued operations, net of income tax	(57,181)	16,394	(108,551)	(159,181)

Net income (loss)	$2,127,353	$(137,144)	$1,892,699	$(527,830)

Basic net income (loss) per common and common equivalent share	$0.51	$(0.03)	$0.45	$(0.13)

Shares used in calculation of basic net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

Diluted net income (loss) per common and common equivalent share	$0.51	$(0.03)	$0.45	$(0.13)

Shares used in calculation of diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

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

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change

	2005	2004		2005	2004

Patent license revenue	$272	$—	N/A	$362	$3,092	(88)%
Consulting revenue	621	—	N/A	621	—	N/A
Patent amortization expense	(6,268)	(5,487)	14%	(12,452)	(10,890)	14%

Gross profit (loss)	$(5,375)	$(5,487)	184%	$(11,469)	$(7,798)	(81)%

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

Operating Expense

	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change

	2005	2004		2005	2004

General & administrative	$145,692	$109,392	33%	$287,448	$280,030	3%
Patent	39,745	33,503	19%	72,213	75,020	(4)%
Depreciation	369	547	(33)%	738	1,093	(32)%

Total operating expense	$185,806	$143,442	30%	$360,399	$356,143	1%

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 2 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Timeline, Inc.
(Registrant)

Date: February 14, 2006	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.