Form 10KSB
period 2006-03-31
TIMELINE INC
filed 2006-06-30
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 1-13524
Timeline Inc.
(Name of small business issuer as specified in its charter)
Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 Seventh Ave. - Suite 2100 - Seattle, WA 98101
(Address of principal executive offices & zip code)
Registrant's telephone number, including area code:  (206) 357-8422

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value

Securities registered pursuant to section 12(g) of the Act:
(none)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes
☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes
☑ No
State issuer's revenues for its most recent fiscal year. $800,983

As of June 1, 2006, 4,190,998 shares of the Registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $2,236,628 based on the average of the bid ($0.59) and ask ($0.75) prices on such date of $0.67.

DOCUMENTS INCORPORATED BY REFERENECE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company's definitive proxy statement relating to its 2006 annual meeting of shareholders.  The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2006 fiscal year.
Transitional Small Business Disclosure Format (Check one):
☐ Yes
☑ No

TIMELINE, INC.
Form 10-KSB Annual Report
Table of Contents
		Page #
	PART I
Item 1.	Business	1
Item 2.	Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Shareholders	6

	PART II
Item 5.	Market for Common Stock, Related Shareholder Matters and Small Business Issuer Purchasers of Equity Securities	6
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7.	Financial Statements	13
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 8A.	Controls and Procedures	13
Item 8B.	Other Information	13

	PART III
Item 9.	Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act	13**
Item 10.	Executive Compensation	14**
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	14**
Item 12.	Certain Relationships and Related Transactions	15**
Item 13.	Exhibits	15
Item 14.	Principal Accountant Fees and Services	16**
	SIGNATURES	17

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year.

i

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to our business, strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words "predict," "anticipate," "foresee," "believe," "intend," "may," "will," "expect," "would," "could," and similar expressions as they relate to us are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Risk Factors," consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing primarily forward looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. Business.

Our Business
Since September 1, 2005, our business has been exclusively the licensing of intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  Since 1998 we have actively pursued licensing of our patent portfolio to other software manufacturers and users.  Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, we had operations in the United Kingdom.

On July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global Software of all of our software licensing operations.  Under the terms of the Asset Purchase Agreement, the sale of our software business occurred in two stages, consisting of (1) the sale on July 20, 2005 of 100% of the stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the "Stock Sale"), and (2) the sale on August 31, 2005 of our other software assets (the "Asset Sale"), in each case in exchange for cash, promissory notes, and assumption of certain liabilities.  See "Discontinued Operations" below.

As discussed in "Patent Rights" below, we hold a number of patents that arose from our prior work beginning in the 1990s involving the use of data marts included in our software products.  We have been granted seven patents by the U.S. Patent and Trademark Office on our technology and have a total of 148 issued claims.  We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.  These patents are on inventions that have broad application, not only in financial reporting, but in many other areas of data warehousing and data mart creation, use, enhancement, and publishing.  Because of the broad application of this technology, beginning in 1998 we decided to pursue licensing of these patents to a wider community.  These efforts have generated substantial, although sporadic, revenue.  Since March 1998, we have licensed our patents to eleven organizations for total license fees of approximately $14,800,000.

                Concurrently with the closing on the Asset Sale, on August 31, 2005, we entered into a patent license agreement with Global Software.  Under the terms of the patent license agreement, we granted to Global Software a non-exclusive, perpetual, fully paid license under our patent rights to use, maintain, distribute and develop the WorkWise and Analyst Financial software products, including the right to sublicense to OEMs, VARs, resellers and other distributors, in connection with the worldwide sale and distribution of the WorkWise and Analyst Financials products.

We believe that there remain many organizations that would benefit from a license to this technology.  We actively monitor third party announcements and product offerings and directly approach those parties of which we are aware who may have a need or opportunity to utilize the patented technology.  In some instances we have determined that an infringement of our patents exists and have filed litigation to force compliance.  In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement.  See Item 3, "Legal Proceedings" below.

Patent Rights

Our patent portfolio consists of a total of seven patents granted by the U.S. Patent and Trademark Office on our technology, covering a total of 148 issued claims.  These patent rights include six U.S. patents on our automation of data retrieval and sorting of data stored in multi-dimensional arrays technology for a total of 136 issued claims.  One of these patents expires in 2011 and the remaining patents expire in January 2016.  In addition, our wholly owned subsidiary, WorkWise Software, Inc., holds one U.S. patent with 12 issued claims on a method of automating the monitoring and processing of data in data bases, which expires October 2019.  We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.  We have no further patent applications pending at this time.

Our patents cover certain processes, or series of processes, involved in accessing data and establishing database structures or formats automatically.  These patented processes are not limited to the functionality represented by our historic software products, but rather apply to many different types of software applications.  It is our responsibility to protect these patent rights either by prohibiting the use of the patented processes or licensing the right to use them.  We prefer to license the patents, and to date have been successful in negotiating license agreements or through court action with many of the organizations we have identified as being in violation of our patent rights.  One exception is ProClarity Corporation.  Our lawsuit against ProClarity is now set for trial in December 2006.  We consider our patent rights to be of considerable value and importance to our business.

Competition for our Patented Technology

Our patented technology is directed at automating the movement of data from a source where it was originally captured into a target data mart or data warehouse which has a structure different than the structure of the data in the source.  The most common instance of products utilizing this technology is to allow the use of data marts optimized for reporting on data originally entered into a transaction processing system; such as an accounting system  The use of data marts is not new, and vendors of reporting systems do not require a license to our patents unless they provide structured data marts/warehouses that are built in an automated manner and utilize a structure that has been determined by information contained in the source in conjunction with business rules contained in the reporting application.  Consequently, there are a number of alternative technologies that vendors may utilize without requiring a patent license.  One method is to report directly off of the transaction system  A second method is to utilize a data mart/warehouse for reporting, but to have pre-built the data mart's structure such that is will not change regardless of the information that may be contained in the source.  Nevertheless, the automation of the process of building data marts/warehouses utilizing the patented technology is often perceived as a superior method of delivering reporting and the automation of the process is often perceived as a cost savings methodology that also provides greater flexibility in the reporting process.

Discontinued Operations

Historically, our business was primarily the development, marketing, licensing and support of financial reporting, budgeting, and consolidations software, and event-based notification, application integration, and process automation software applications that streamlined key business activities for workplace efficiency.  We sold this software business to Global Software during 2005.  Our software products enabled customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls that allowed validation by going back to the detail transactions.  Additionally, it allowed them to integrate software programs developed at different times, and tp automate notification messages pertaining to specific events and business processes.  Our marketing and development strategy was focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation.  Our reporting products allowed our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they used.  We allowed the end-user to receive information through a web browser, distributed Microsoft (R) Excel workbooks, data marts or actual reports delivered via e-mail.  In addition, our WorkWise products allowed customers to monitor databases automatically, consolidate data entry, automate tasks and communicate with the appropriate people.

Our Employees

At March 31, 2006, we employed two full-time equivalent employees; consisting of one full-time employee and two half-time employees.  We believe our relations with our employees are good.

Risk Factors

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties.  Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the captions "Business" and "Management's Discussion and Analysis or Plan of Operations" as well as those discussed elsewhere in this Report.  In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.  See "Cautionary Notice Regarding Forward Looking Statements" above.

Factors Relating to Our Company and Our Business

We have limited financial resources and if we fail to increase our revenues it will have a significant adverse impact on our cash and working capital position
.

At March 31, 2006, we had cash and cash equivalents totaling approximately $1,158,000, and our net working capital was $1,154,000.  We believe that our current cash and cash equivalents and any net cash provided by patent license revenue and payments on promissory notes due during the fiscal year will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2007.  However, our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce our licensing efforts substantially or to seek to raise additional funds through equity or debt financings.

Our future capital requirements depend upon many factors, including, but not limited to:

?     our ability to license our patents, and the amount of revenues generated from those licenses;
?     the costs and uncertain outcomes of litigation to protect our patent rights;
?     the uncertainty of fee agreements with legal counsel used in patent litigation lawsuits; and
?     other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty.

Our patent license revenue is sporadic, and a decrease in patent revenue could materially affect our profitability and cash flow.

Since 1998, we have relied on substantial fees generated by licensing of our various patents.  These patent revenues tend to be sporadic and the patent licenses generally do not provide for ongoing revenue subsequent to the initial licensing fees.  Future patent licenses may not occur and we may be unable to generate additional patent fees.  Any inability to generate additional patent revenue would materially adversely affect our business, our profitability and working capital.  In fiscal 2006, we completed only one new license agreement for a one-time license fee of $800,000.

Our ability to operate profitably is uncertain.

Our historical operations have not been consistently profitable and we may not be able to sustain profitability for any fiscal period into the future.  Our patent license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future.  To become and maintain profitability, we must do some combination of:

?     increase the licensing of patented technology to third parties;
?     control costs related to patent litigation; and
?     control our expenses.

We may not meet these objectives.  Over the past several years, we have significantly decreased operating expenses and, as a result, we believe our profitability will depend solely on generating sufficient patent license revenues.  Any lack of profitability would have a detrimental effect on our working capital position.

Our operating results may vary significantly.

Our results of operations have historically varied substantially from period to period (quarterly or otherwise), and we expect they will continue to do so.  Fluctuations in our operating results have resulted, and may result in the future, from many factors, including the following:

?     our patent licensing strategies regarding when and the number of potential infringers we approach;
?     our ability to pursue and successfully negotiate further patent licenses and generate patent revenues;
?     challenges to the validity of our patents;
?     costs of litigation associated with our patent enforcement;
?     the cost of maintaining our public status;
?     the size, timing and contractual terms of any patent licensing agreements;
?     changes in patent laws;
?     our ability to retain staff; and
?     changes in general economic conditions.

Because a significant portion of our expenses, particularly personnel costs and rent, are relatively fixed in advance of any particular quarter, shortfalls in revenue caused by a fluctuation of patent licensing revenue may cause significant variation in operating results in any particular quarter.

The future success of our business is also heavily dependent on the continued services of our CEO.

Our future success also depends to a significant extent on the skills, experience and efforts of Charles R. Osenbaugh, our Chief Executive Officer and Chief Financial Officer, who is instrumental in pursuing our patent licensing strategy and negotiations with third parties.  Mr. Osenbaugh is not subject to an employment agreement and we have not obtained key person life insurance or disability insurance policies on him.  If he ends his employment with us, or becomes incapacitated and unable to perform his duties, then our business and financial condition could be seriously harmed.

If our patents are invalidated, our business will be materially negatively affected.

          We hold seven patents issued by the U.S. Patent and Trademark Office, and we believe our patent rights are strong.  However, if a third-party is successful in challenging the validity of any or all of our patents, either in a court proceeding or before the U.S. Patent and Trademark Office, our patent licensing business would effectively cease and our business would be harmed.

We may not be able to enforce our intellectual property rights, and others may claim that we are infringing their intellectual property rights.

          We rely on a combination of patents, confidentiality procedures and contractual provisions to protect our intellectual property rights.  We have received seven U.S. patents and have been granted patent protection in certain foreign countries.  Despite our efforts to protect our intellectual property rights:

?     laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or to deter others from developing similar technologies;
?     effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
?     policing the unauthorized use of our patented technology is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use; and
?     litigation defendants typically challenge the validity of the patents and an adverse holding in this regard could cause us to lose one or more of our patents.

We intend to protect our patent rights against infringement through negotiation and litigation, if necessary.  Such litigation is costly and may not be successful.

We may be subject to legal proceedings.

As part of our patent licensing strategy, we pursue litigation as necessary to enforce our patent rights from infringement.  As a result, we expect that we will be involved in legal proceedings and claims in the ordinary course of our business.  Such legal proceedings could require the expenditure of significant financial and managerial resources, and could also expose us to counterclaims and liability.

Certain Factors Relating to Our Industry

Our patented technology may become obsolete.

The software industry is subject to rapid technological change.  As change occurs, the relevance of our patented technology may diminish, and the use of the processes covered by our patents may become obsolete.  If our patents lose value and utility, our business will be materially adversely affected and we may be forced to cease operations.

We face intense resistance to licensing our patents.

While we have successfully negotiated licenses without the threat of litigation, patent enforcement is an inherently litigious process.  In most situations, we have had to institute litigation in order to force alleged infringers to procure a license.  Additionally, in the case of Microsoft, we have been subjected to long involved litigation even after a license was negotiated.  Despite winning that litigation, Microsoft has recently bought ProClarity and is strengthening the legal team to vigorously defend against our claims of infringement and to pursue challenges to our patents' validity.  While we are convinced of our position and the validity of our patents, Microsoft has consistently displayed a ?scorched earth' approach to those companies who pursue their rights when against Microsoft's self-interest.  Consequently, we expect our prosecution of this case to be very expensive and drawn out.

Item 2. Property.

          We lease approximately 304 square feet of office space at 1700 Seventh Avenue, Ste. 2100, Seattle, Washington at a rate of $2,450 per month.  The lease term is eight months and automatically renews for eight-month periods unless notice to terminate is given 60 days prior to the lease expiration date.  The current term of the lease expires January 31, 2007.

We do not own any real estate.

Item 3. Legal Proceedings.

          In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of our patents.  Subsequently, with leave of court, we named as additional defendants certain current and former members of ProClarity's Board of Directors on the basis that they participated in willful infringement of the patents.  We intend to seek monetary damages and an injunction against ProClarity licensing certain of its products.*  The trial is scheduled for December 2006, but is subject to change at the court's discretion.  As part of ProClarity's defense, it has counterclaimed that our patents are invalid; a claim that we will vigorously defend.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Common Stock

Our common stock is traded on the OTC Bulletin Board and the Boston Stock Exchange under the symbol "TMLN.OB".  On December 15, 2004, we were notified by the Boston Stock Exchange that they had suspended trading of our stock until we met the shareholder equity requirements of the Exchange.

Following the sale of our software operations, we met the Boston Stock Exchange shareholder equity requirements and trading resumed on May 11, 2006.

We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it has been quoted on the OTC Bulletin Board.  The following table contains the high and low closing sales prices as reported by the OTC Bulletin Board, for each quarter of fiscal 2005 and 2006, and reflects inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

		Fiscal 2005				Fiscal 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock
High	$1.15	$1.05	$0.85	$0.60	$0.53	$0.50	$0.44	$0.75
Low	$0.76	$0.51	$0.32	$0.36	$0.18	$0.20	$0.20	$0.37

Holders

As of June 1, 2006, there were 4,190,998 shares of common stock issued and outstanding, held by approximately 92 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock.  We anticipate that we will retain a significant portion of future earnings, if any, for use in the operation of our business.*  We only foresee the payment of dividends after having secured a reasonable level of working capital to insure we can execute our patent licensing activities.*  Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.*  The Board of Directors has previously indicated that it will consider making dividend payments out of the proceeds of any new patent licenses dependant upon the practical requirement to maintain an appropriate working capital position to continue to seek new licenses on the patents.  However, there is no obligation to make such payments if new licenses occur, and we may never pay dividends on our common stock.*

Item 6. Management's Discussion and Analysis or Plan of Operation.

          You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements.  See "Cautionary Notice Regarding Forward Looking Statements" on page 1.

OVERVIEW

Timeline, Inc., headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  We currently hold seven patents issued by the U.S. Patent and Trademark Office on our technology, for a total of 148 issued claims.  We have also been issued patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.

Prior to August 31, 2005 and in addition to our patent licensing strategy, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  As previously disclosed and as discussed in Notes 1 and 14 to the financial statements included herein, during fiscal 2006 we sold all of our software licensing operations to Global Software, Inc.  These software operations are discussed below under "Discontinued Operations."

Critical Accounting Policies AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, or if we made different judgments or utilized different estimates.  Our estimates or judgments are based in part on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report.  We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Consolidated Financial Statements.

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

As previously disclosed, during the quarter ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of $1,287,000 from the Stock Sale, and a gain of $1,075,000 (subsequently adjusted to $1,068,000 to reflect certain post-closing expenses) from the Asset Sale.  These gains reflect not only the receipt of cash and notes payable, but also the buyer's assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.  Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global Software for a period of 48 month from closing of the Asset Sale.  These gains are a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the then remaining life of the respective patents, which had an initial life of 20 years.  In the case of maintenance fees to renew our registration of a patent in a particular jurisdiction, the fee would then be amortized over the remaining portion of the original 20 year grant.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.*  At March 31, 2006, such a write-off would reduce our total assets by approximately $283,000.  It would have no effect on cash.  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our current cash.*  In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.  Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global Software.  As of March 31, 2006, we believe the notes receivable due from Global Software will be collected in due course and no impairment of value has been recorded.*

RESULTS OF OPERATIONS

The Results of Operations discussed below are presented in a format different than in prior fiscal years to reflect the change in our business focus resulting from the sale of our software operations to Global Software in August 2005.  We present management's discussion on the basis of Results of Ongoing Operations, Results of Discontinued Operations, and Gain on
Sale
of Software Operations.  In order to provide comparative analysis, we also restate prior fiscal periods consistent with this presentation of discontinued operations and ongoing operations.

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Years Ended March 31,
	2006	2005	Change

Patent license revenue	$ 800,362	$ 4,089	19,474%
Consulting revenue	621	-	N/A
Patent amortization expense	(26,005)	(22,717)	(14%)
Gross profit (loss)	$ 774,978	$ (18,628)	N/A

We received new patent license revenues of $800,000 during the third quarter of fiscal 2006 as one-time payment under a Patent License Agreement and Release entered into with Sage Software, Inc. in December 2005.  The remaining revenue from patent licenses noted above were from fees paid during the course of fiscal 2006 and fiscal 2005 from ongoing royalties calculated as a percentage of license fees of specific products of the licensees.  These amounts were not material and, while ongoing, are not expected to generate large fee volume in the future. Patent license revenue is very sporadic.  We intend to continue to pursue additional patent license agreements during fiscal 2007 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents, which mainly consists of attorneys' and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.    Patent amortization expenses for fiscal 2006 were $26,005 and for fiscal 2005 were $22,717.  We have no new patent applications pending at this time.

Operating Expense

	Years Ended March 31,
	2006	2005	Change

General and administrative	$540,277	$501,087	8%
Patent expense	229,471	150,560	52%
Depreciation	1,479	1,931	(23%)
Total operating expense	$771,227	$653,578	18%

General and administrative expenses increased 8% in fiscal 2006 over fiscal 2005.  These numbers only reflect activities allocated to the patent licensing line of business in both periods.  Depreciation of physical assets decreased by 23% in fiscal 2006 but was not material in either period.  Expenses of ongoing operations in all periods reflect the costs of maintaining the public entity.

The costs associated with litigation or negotiation of patent licenses with third parties is accounted for as "patent expense".  These expenses increased by 52% in fiscal 2006 as compared to fiscal 2005 and are reflective of the increased activity in both areas of litigation and negotiation primarily due to our on-going litigation with ProClarity.  We expect patent expenses to increase in future periods during 2007 as our current litigation with ProClarity continues into trial.*  In the event we receive a monetary recovery from our litigation, legal fees will be accrued as an expense against such recovery.*

During fiscal 2005 and the first five months of fiscal 2006, salary expenses were allocated in part to our patent licensing operations (our continuing operations) and in part to our software operations (our discontinued operations).

Starting at September 1, 2005 (after completion of the sale of our software operations to Global Software), all of the salaries of our remaining employees were expensed against our continuing operations.

Included in the fiscal 2006 general and administrative expenses were several items associated with the sale of software operations and which will not be reoccurring.   These include higher professional fees of approximately $63,000 as a one-time expense incurred in connection with the sale of our software business and $9,000 in additional accounting expenses in connection with several SEC filings and additional tax consulting associated with the sale to Global Software.  Consequently, we expect our general and administrative expense to decrease in fiscal 2007 compared to fiscal 2006 with the elimination of these special items and due to fewer staff hours, savings in insurance coverage, and decreased rent expense.*

Depreciation expense decreased in fiscal 2006 over fiscal 2005 reflecting our smaller physical plant.  In any event, these expenses are not deemed material.

Results of Discontinued Operations

	Years Ended March 31,
	2006	2005	Change

(Loss) income from discontinued operations	$ (114,460)	$ 206,639	(155%)

Discontinued Operations consists of our prior software licensing operations (which were sold to Global Software in the second quarter of fiscal 2006), presented in accordance with FASB 144.

We incurred a net loss from discontinued operations of $114,460 in fiscal 2006 compared to net income of $206,639 in fiscal 2005.  For fiscal 2006, discontinued operations were conducted only for a period of five months, compared to a full 12 months for fiscal 2005.  However, some expenses were incurred subsequent as the result of refunds to customers after completion of the sale of our discontinued operations to Global Software.  Refunds were provided to maintenance customers who chose not to allow assignment of their contracts upon sale of operations or who felt they were due adjustments upon agreeing to assignment.  We do not foresee that further refunds will be required in the future.*

Gain on Stock Sale and Asset Sale

As previously disclosed, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of approximately $1,287,000 from the Stock Sale, and a gain of approximately $1,068,000 from the Asset Sale.  These gains reflect not only the receipt of cash and notes payable, but also the assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.  Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global Software for a period of 48 month from closing of the Asset Sale.  These gains are recorded as a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us, although as of March 31, 2006, no such warranty or indemnification claims had been made against us.*

Subsequent to fiscal year end, we were notified of an audit by HM Revenue and Customs in the UK covering various employment taxes and pension funding for our former subsidiary, Analyst Financials Limited, some of which related to periods prior to the sale to Global Software.  We are looking into these issues and are cooperating with HM Revenue and Customs in their audit.  We have made no reserve for the results of any such audit, if any, as no assessments have been proposed and the audit has not been finalized.  In the event the final audit requires payment of any taxes, penalties or interest associated with operations prior to the sale date of June 20, 2005, we would be responsible under our Asset Purchase Agreement with Global Software.

Other Income and Expense

Other income and expense (other than from the sale of our discontinued operations) generated net income of approximately $58,000 in fiscal 2006 as interest income, compared to a loss of approximately $10,000 in fiscal 2005 as interest expense.  In both fiscal year 2006 and 2005, the major components of other income and expense was from interest and foreign exchange transactions

Income Tax

No income tax expense was recorded in either fiscal 2006 or fiscal 2005.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the sale of our discontinued operations will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*  See Note 7 to the financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had positive net working capital of approximately $1,154,000.  Additionally, as of March 31, 2006, our cash and cash equivalents were approximately $1,158,000 compared to cash and cash equivalents of approximately $121,000 as of March 31, 2005.  This increase was due to the receipt of approximately $805,000 net cash proceeds from the sale of our discontinued operations, offset by cash used in our discontinued operations, repayments under our former line of credit with Silicon Valley Bank and payment on a note payable to Global Software.  Additionally, during the last six months of fiscal 2006 we generated a profit from our patent licensing business.

In addition, at March 31, 2006, we held two notes receivable from Global Software in principal amount totaling $1,000,000 from the sale of our discontinued operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007 and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007 and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global Software.  These notes are subject to set off in the event of indemnification claims or other claims by Global Software against us under the Asset Purchase Agreement.  As of March 31, 2006, Global Software had not made any indemnification or other set-off claims against us.

We had no accounts receivable at March 31, 2006 as compared to approximately $282,000 at March 31, 2005.  All of these receivables were for reimbursement of costs or software licenses and services generated by our discontinued software line of business but were not transferred as part of the asset sale to Global Software.

Total liabilities were approximately $71,000 at March 31, 2006 compared to approximately $248,000 associated with ongoing operations at March 31, 2005.  The decrease in total liabilities is attributable to significant decreases in accounts payable and accrued expenses subsequent to the sale of our software operations.

Effective June 2005, we terminated our line of credit with Silicon Valley Bank and paid off in full our outstanding loan balance.  We do not have available to us another bank line of credit or other general borrowing facility.  We have no off balance sheet financing arrangements.

With the net proceeds we received from the sale of software operations, as discussed in Notes 1 and 14 to the financial statements included herein, together with any net cash provided by ongoing operations, we believe that our current cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2007.*

Item 7. Financial Statements.

          Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 8A. Controls and Procedures.

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Our Chief Executive Officer/Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, and concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make on-going minor modifications and enhancements to these controls and procedures.

Item 8B. Other Information.

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

The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2006 annual meeting of shareholders, and is incorporated herein by reference.  The proxy statement will be filed within 120 days of March 31, 2006, our fiscal year end.

Item 10. Executive Compensation.

          Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Equity Compensation Plan and Warrant Grant Information

The following table gives information as of March 31, 2006, the end of the our most recently completed fiscal year, about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans and option and warrant grants not covered under our equity compensation plans, described in the footnotes following the table below.  For additional information on our stock option plans, see Note 11, "Shareholders' Equity," to our Consolidated Financial Statements for the fiscal year ended March 31, 2006 included in this report.

	(a)	(b)	(c)	(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants / and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance (1)	Total of Shares Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders (2)	86,000	$1.21	488,375	574,375
Equity Compensation Plans and Warrant Grants Not Approved by Shareholders (3)	282,500	$1.37	--	282,500
TOTAL	368,500	$1.33	488,375	856,875

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
(ii)    a fully-vested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in February 1999 which vested February 2006;
(iii)   a currently unvested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in November 1999 which vests on the earlier of when the closing price of our common stock is $5.00 or more for 10 consecutive days, or November 2006, if Mr. Osenbaugh is then in our employment;

                                                                  Page 14

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

Item 12. Certain Relationship and Related transactions.

          Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

Item 13. Exhibits.

Exhibit Number		Description

3.1	(1)	Articles of Incorporation, as amended and in effect
3.2	(2)	Bylaws
4.1	(2)	Specimen Common Stock Certificate
10.1	(2)	Form of Employee Stock Option Agreement
10.2	(2)	1994 Stock Option Plan
10.3	(2)	Directors' Nonqualified Stock Option Plan
10.4	(3)	Employee Stock Ownership Plan
10.5	(2)	Form of Indemnification Agreement with directors and officers
10.6	(4)	Asset Purchase Agreement, dated July 20, 2005, by and among Global Software, Inc., Timeline Acquisition LLC, Timeline, Inc. and WorkWise Software, Inc.
10.7	(4)	Source Code License Agreement, dated July 20, 2005, between Timeline, Inc. and Global Software, Inc.
10.8	(5)	Patent License Agreement, dated August 31, 2005, by and among Global Software, Inc., Timeline Acquisition LLC, Timeline, Inc. and WorkWise Software, Inc.
14	(6)	Code of Ethics for Financial Officers
21.1	(1)	Subsidiaries of Timeline, Inc
23.1	**	Consent of Williams & Webster P.S., Independent Registered Public Accounting Firm
31.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**         Filed as an exhibit to this annual report on Form 10-KSB.
(1)        Previously filed as an exhibit to, and incorporated herein by reference from Item 6 of Company's 10-QSB for the quarter ended September 30, 2005.
(2)        Previously filed as an exhibit to, and incorporated herein by reference from Item 27 of Company's Registration Statement on Form SB-2 filed on October 18, 1994.
(3)        Previously filed as an exhibit to, and incorporated herein by reference from the Company's Registration Statement on Form S-8 filed on March 11, 1996.
(4)        Previously filed as an exhibit to, and incorporated herein by reference from, the Company's Form 8-K filed on July 25, 2005.

                                                                          Page 15

(5)        Previously filed as an exhibit to, and incorporated herein by reference from, the Company's Form 8-K filed on September 2, 2005.
(6)        Previously filed as an exhibit to, and incorporated herein by reference from, the Company's Form 10-KSB for the year ended March 31, 2004.

Item 14. Principal Accountant Fees and Services.

          Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2006 annual meeting of shareholders, and is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.

By:    /s/ Charles R. Osenbaugh
Charles R. Osenbaugh, President

Dated:  June 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Timeline Inc.
Date: June 26, 2006	By:	/s/ Charles R. Osenbaugh
Charles R. Osenbaugh Director, President Chief Executive Officer, Chief Financial Officer & Treasurer
	By:	/s/ Donald K. Babcock
Donald K. Babcock Director
	By:	/s/ Kent L. Johnson
Kent L. Johnson Director
	By:	/s/ Terry Harvey
Terry Harvey Director

TIMELINE, INC.
Form 10-KSB Annual Report
Index to Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated balance sheets as of March 31, 2006 and 2005	F-3
Consolidated statements of operations for the years ended March 31, 2006 and 2005	F-4
Consolidated statements of shareholders' equity for the years ended March 31, 2006 and 2005	F-5
Consolidated statements of cash flows for the years ended March 31, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

Board of Directors Timeline, Inc. Bellevue, WA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Timeline, Inc., as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc., as of March 31, 2006 and 2005 and the results of its operations, shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S. Certified Public Accountants Spokane, Washington June 26, 2006

TIMELINE, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

ASSETS

	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$1,158,172	$ 121,390
Accounts receivable, net of allowance of $0 and $3,136	-	281,690
Prepaid expenses and other current assets	66,359	18,285

Total current assets	1,224,531	421,365
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $17,558 and $16,078	4,061	3,882

CAPITALIZED PATENTS, net of accumulated
amortization of $108,791 and $82,786	282,712	265,911
Long-term notes receivable	1,038,252	-
Other assets	2,450	-
Assets from discontinued operations	-	558,234

Total assets	$2,552,006	$1,249,392

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,882	$56,865
Accrued expenses	45,137	129,340
Line of credit	-	61,327

Total current liabilities	71,019	247,532

Liabilities of discontinued operations	-	943,341

Total liabilities	71,019	1,190,873

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 issued and outstanding	41,910	41,910

Additional paid-in capital	10,578,447	10,578,447
Accumulated other comprehensive loss	-	(119,252)
Accumulated deficit	(8,139,370)	(10,442,586)

Total shareholders' equity	2,480,987	58,519

Total liabilities and shareholders' equity	$2,552,006	$1,249,392

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

REVENUE:
Patent license	$800,362	$4,089
Consulting and other	621	-

Total revenues	800,983	4,089

COST OF REVENUES:
Patent license	26,005	22,717

Total cost of revenues	26,005	22,717

Gross profit	774,978	(18,628)

OPERATING EXPENSES:
General and administrative	540,277	501,087
Patents	229,471	150,560
Depreciation	1,479	1,931

Total operating expenses	771,227	653,578

Income (loss) from operations	3,751	(672,206)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	58,403	(10,026)

Total other income (expense)	58,403	(10,026)

Income (loss) from continuing operations before income taxes	62,154	(682,232)

Gain on stock sale of discontinued operations	1,287,132	-
Gain on asset sale of discontinued operations	1,068,390	-
(Loss) income from discontinued operations, net of income tax	(114,460)	206,639

Net income (loss)	$2,303,216	$(475,593)

Basic net income (loss) per share	$0.55	$(0.11)

Diluted net income (loss) per share	$0.55	$(0.11)

Shares used in calculation of basic net income (loss) per share	4,190,998	4,190,998

Shares used in calculation of diluted net income (loss) per share	4,190,998	4,190,998

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

BALANCE, March 31, 2004	4,178,498	$ 41,785	$ 10,564,347	$ (97,434)	$ (9,966,993)	$ 541,705

Stock-based compensation	12,500	125	9,375	-	-	9,500
Warrants issued	-	-	4,725	-	-	4,725
Net loss for year ended 3/31/05	-	-	-	-	(475,593)	(475,593)
Foreign currency translation adjustment	-	-	-	(21,818)	-	(21,818)
Total comprehensive loss						(497,411)
BALANCE, March 31, 2005	4,190,998	$ 41,910	$ 10,578,447	$ (119,252)	$ (10,442,586)	$ 58,519

Net income for year ended 3/31/06	-	-	-	-	2,303,216	2,303,216
Foreign currency translation adjustment	-	-	-	119,252	-	119,252
Total comprehensive income						2,422,467

BALANCE, March 31, 2006	4,190,998	$ 41,910	$ 10,578,447	$ -	$ (8,139,370)	$ 2,480,987

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,303,216	$(475,593)
Discontinued operations	(2,241,062)	184,821

	62,154	(290,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,127	24,648
Stock-based compensation	-	9,500
Changes in operating assets and liabilities:
Accounts receivable	281,690	(13,525)
Prepaid expenses and other	(48,075)	80,109
Other assets	(2,450)	-
Accounts payable	(30,983)	25,859
Accrued expenses and other	(84,203)	(18,868)
Interest from note receivable	(38,252)	-
Increase (decrease) from discontinued operations	68,907	(192,733)

Net cash provided by (used in) operating activities	240,915	(375,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	255
Investment in capitalized software and patents	(42,806)	(34,696)
Line of credit borrowings	-	201,715
Line of credit repayments	(61,327)	(140,388)
Proceeds from notes receivable	900,000	-

Net cash from investing activities	795,867	26,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock warrants	-	4,725

Net cash provided by financing activities	-	4,725

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,036,782	(344,171)

CASH AND CASH EQUIVALENTS, beginning of year	121,390	465,561

CASH AND CASH EQUIVALENTS, end of year	$1,158,172	$121,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,393	$2,986

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1. THE COMPANY Organization
     The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries (the Company). The Company, which is headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries. Prior to September 1, 2005, the Company also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, the Company also had operations in the United Kingdom.
Operations
     On July 20, 2005, the Company entered into an Asset Purchase Agreement with Global Software, Inc. ("Global") for the sale to Global of all of its software licensing operations. Under the terms of the Asset Purchase Agreement, the sale of the Company's software business occurred in two stages, consisting of (1) the sale on July 20, 2005, of 100% of the stock in its U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the "Stock Sale"), and (2) the sale on August 31, 2005 of its other software assets (the "Asset Sale"), in each case in exchange for cash, promissory notes, and assumption of certain liabilities. The Company retains such assets as required to continue its patent licensing operations. The Stock Sale and the Asset Sale were reported in the Company's financial statements in the period ended September 30, 2005. Operations of the software business conducted by the Company and its subsidiaries during the periods covered in these financial statements are shown as discontinued operations.

       The Stock Sale resulted in a gain of $1,287,132 and the Asset Sale resulted in a gain of $1,068,390. At March 31, 2006, there are long-term notes receivable in the aggregate amount of $1,038,252 from Global Software. The notes are unsecured and bear an annual interest rate of six percent. Payments on the notes are due January 20, 2007 in the amount of $240,000 plus interest; February 28, 2007 in the amount of $260,000 plus interest; July 20, 2008 in the amount of $240,000 plus interest; and August 31, 2008 in the amount of $260,000 plus interest.

     The Company continues in the business of licensing its intellectual property which consists of a portfolio of patents granted in nine countries. Including patent license fees earned during fiscal 2006, this line of business has generated approximately $14.8 million in total patent license fees since March 1998. However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     All subsidiaries of the Company are wholly-owned. Any revenue and expenses generated by the Company's subsidiaries is reflected as discontinued operations in the accompanying consolidated financial statements.
Significant Use of Estimates
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents. Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments. Cash equivalents as of March 31, 2006 and 2005 were approximately $1,158,000 and $121,000, respectively, and consisted entirely of money market fund investments.
Concentration of Credit Risk
     The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at March 31, 2006, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,058,172. The Company's cash balance did not exceed FDIC limits at March 31, 2005.
Property and Equipment
     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is three years.
Patents
     The Company capitalizes the costs to obtain and maintain patents on its technology. Such costs are amortized over the then remaining life of the patent and as amortized are included in patent licenses in cost of revenues. Costs to defend patents are expensed as incurred. Patent amortization expenses were $26,005 and $22,717 for fiscal 2006 and 2005, respectively. At March 31, 2006 the Company carried a balance of $282,712 in capitalized patent costs net of accumulated amortization of $108,791.
Impairment of Long-lived Assets
     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not currently believe that any of its long-lived assets are impaired.
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

     For all licenses, the Company uses a signed agreement as evidence of an arrangement. At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the Company's normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it defers revenue and recognizes it when it becomes due and payable.

     The Company assesses the probability of collection based on a number of factors including the current financial condition of the customer. It does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers revenue until the time collection becomes reasonably assured.

Note Receivable
     At March 31, 2006, the Company held two long-term notes receivable in the aggregate amount of $1,038,252 from Global Software. The notes are unsecured and bear an annual interest rate of six percent. Payments on the notes are due January 20, 2007 in the amount of $240,000 plus interest; February 28, 2007 in the amount of $260,000 plus interest; July 20, 2008 in the amount of $240,000 plus interest; and August 31, 2008 in the amount of $260,000 plus interest. These notes are reflected on the balance sheet at face value plus accumulated interest.

Stock-Based Compensation
     The Company historically applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP No. 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN No. 44), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method. SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) and FASB Statement No. 123R, "Share-Base Payments" (SFAS No. 123R), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.

      As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. However, the Company will be subject to the changes required under SFAS No. 123R when reporting on the first fiscal quarter of fiscal 2007 which ends on June 30, 2006. At such time, SFAS No. 123R requires the Company calculate and book the then historical balance sheet impact that SFAS No. 123R would have caused had it been applicable in all prior periods. Starting in fiscal 2007, the then unamortized cost of employee stock option grants calculated under the fair value method will continue to amortize over the remaining life of the applicable options and accrued amortization will be expensed each quarter as reflected in the Statement of Operations, Statement of Cash Flow and Balance Sheet until fully amortized or expired.

     The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2006	2005
Net income (loss), as reported	$ 2,303,216	$ (475,593)
Add stock-based employee compensation expense included in reported net income (loss)	--	--

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(12,500)	(16,109)

Pro forma net income (loss)	$ 2,290,716	$ (491,702)

Basic and diluted net income (loss) per share – as reported	$ 0.55	$ (0.12)

Basic and diluted net income (loss) per share – pro forma	$ 0.55	$ (0.12)

          Options and warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model.

     The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. For fiscal 2006, the following weighted-average assumptions were used: zero dividend yield; expected volatility of 127%; risk-free interest rates of 4%, and expected lives of ten years. No options were granted in fiscal 2006 or fiscal 2005.
Net Income (Loss) per Common Share
     The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for the Company includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 261,000 stock options and 107,500 warrants of common stock equivalents outstanding at March 31, 2006. At March 31, 2005, there were 445,000 stock options and 107,500 warrants of common stock equivalents outstanding. Basic earnings per share and diluted earnings per share were the same at March 31, 2006 because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.
Comprehensive Gain or Loss
     Accumulated other comprehensive gain or loss consisted of foreign currency translation adjustments with a balance of zero at March 31, 2006 and a negative $119,251 at March 31, 2005.
Income Taxes
     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See Note 7.)
Foreign Currency Translation
     The functional currency of the Company's former foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations were translated to U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts were translated into U.S. dollars using average rates of exchange for the period. The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive gain or loss in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Amortization of intangible assets other than patents was $0 in the fiscal years ended March 31, 2006 and March 31, 2005.

     The Company performed its annual goodwill impairment test as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) during its fiscal fourth quarter of 2006 and 2005. The results of these tests did not give any indication that goodwill was potentially impaired, and accordingly no amounts have been recorded for goodwill impairment in fiscal 2006 or fiscal 2005. The then remaining balance of unamortized goodwill at the time of the sale of the stock of Analyst Financials Limited was written off in calculating the gain on sale.

Carrying amounts of goodwill as of March 31 are as follows:

	2005	2006

Gross carrying amount	$ -	$ 194,121
Accumulated amortization	-	123,938

Net book value	$ -	$ 70,183

New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.
3. MAJOR CUSTOMERS
     During fiscal 2006, one patent customer comprised approximately 99% of the Company's total patent license revenue. During fiscal 2005, no customer contributed more than 10% of the Company's total revenue. At March 31, 2005, approximately 35% of the Company's accounts receivable balance was due from two customers. At March 31, 2006, the Company had no accounts receivable.

4. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year

Year ended March 31, 2005	$ 2,326	$ 5,287	$ -	$ 17,613
Year ended March 31, 2006	$ 17,613	$ (17,613)	$ -	$ -

5. PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following at March 31 (including discontinued operations for dates prior to the sale):

	2006	2005

Computer equipment	$ 17,689	$ 391,537
Office equipment	3,930	124,588

	21,619	516,125
Less – accumulated depreciation	(17,558)	(447,495)

Total property and equipment, net of
accumulated depreciation	$ 4,061	$ 68,630

     The Company depreciates its property and equipment on a straight line basis over an expected life of three years. During fiscal 2006 depreciation expense was $1,479 and during fiscal 2005 $1,931.
6. ACCRUED EXPENSES
          Accrued expenses consisted of the following at March 31 (including discontinued operations for dates prior to the sale):

	2006	2005

Compensation and benefits	$ 45,137	$ 204,973
Other	-	133,745

Total accrued expenses	$ 45,137	$ 338,718

7. INCOME TAXES
     The Company has determined that the deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company's deferred tax assets (liabilities) were as follows as of March 31:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$ 1,915,000	$ 2,506,000
Research and experimentation credit	224,000	224,000
Deferred revenues	-	62,000
Other	-	55,000

Gross deferred tax assets	2,319,000	2,847,000
Less - valuation allowance	(2,319,000)	(2,847,000)

Deferred tax liabilities:
Capitalized software/patent costs	-	-

Net deferred tax assets	$ -	$ -

          The net operating loss carryforwards of approximately $5.5 million and research and experimentation credit carryforwards of approximately $224,000 in the United States begin expiring in 2011 and 2007, respectively.

          The valuation allowance decreased by $528,000 during the year ended March 31, 2006 in large part due to the sale of Analyst Financials Ltd. In fiscal 2006, taxable income was generated and offset by carryforwards.

          The Company recorded tax expense of $0 in both fiscal 2006 and fiscal 2005, respectively.
8. 401(k) SAVINGS AND PROFIT SHARING PLAN
     Prior to December 31, 2005, all employees of the Company over 21 years of age had the option of participating in a Company-sponsored 401(k) savings and profit sharing plan. Employees could contribute up to 80% of their gross pay subject to statutory maximums. At its discretion, the Company made contributions to the plan based on a percentage of participants' contributions. Employer contributions vest over a period of six years. The Company made contributions of $4,367 and $8,345 to the plan during the years ended March 31, 2006 and 2005, respectively. The plan was terminated effective November 15, 2005.

9. EMPLOYEE STOCK OWNERSHIP PLAN

          During March 1996, the Company established an Employee Stock Ownership Plan (ESOP) that covers substantially all U.S. employees. The Company did not make any matching or discretionary contributions in fiscal 2006. In fiscal 2005, it made matching and discretionary contributions to the ESOP totaling $1,650.

10. COMMITMENTS AND CONTINGENCIES
Litigation
     In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of certain of its patents. The Company is seeking monetary damages and an injunction against ProClarity licensing certain of its products. A trial date in December, 2006 has been set but is subject to change at the court's discretion. With leave of court, the pleadings were subsequently amended to add certain officers, directors, and former directors of ProClarity as additional defendants. The Company has pled that infringement was willful and the above named individuals either approved or implemented activities which caused infringement to continue after notice.

          From time to time, the Company may pursue litigation against other third parties to enforce or protect its rights under this patent or its intellectual property rights generally.
Guarantees
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its former customer software license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

     Indemnification and warranty provisions contained within the Company's prior customer software license and service agreements are generally consistent with those prevalent in its industry. The duration of its product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnifications or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnifications or warranty-related obligations. In connection with the Company's sale of its software licensing business to Global

Software, the Company agreed in the Asset Purchase Agreement to indemnify Global for certain warranty claims that may be made under these customer software license and service agreements being sold to Global. As of March 31, 2006, no such warranty or indemnification claims had been made against the Company.
Leases
     The Company had no non-cancelable operating lease agreements involving equipment at March 31, 2006. The Company has a lease on office space with an eight-month term that is cancelable upon 60 days notice prior to the end of the term. The following is a schedule of future minimum lease payments under this lease as of March 31, 2006:

Fiscal Year ending March 31,
2007	$ 4,900
2008 and beyond	-

Total minimum lease payments	$ 4,900

          Rent expense amounted to $93,945 and $361,661 for the years ended March 31, 2006 and 2005, respectively. The Company received income under subleased facilities totaling $0 in fiscal 2006 and $7,300 in fiscal 2005.
11. SHAREHOLDERS' EQUITY
          At March 31, 2006, the Company had granted options and warrants to purchase 368,500 shares of common stock, including those described below.

Stock Options
          The Company has two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to the Company's employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 488,375 shares are available for grant as of March 31, 2006. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

          In February 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option vested in full in February 2006, seven years from the date of grant.

          In November 1999, the Company granted a performance-based stock option to the President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option will vest in full when the Company's common stock closes trading at a price of $5.00 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2006.

          In January 2001, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2006.

          In June 2002, the Company granted a performance-based stock option under the 1994 Stock Option Plan to the President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when the Company's common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by the Company. This option had not vested as of March 31, 2006.

Options outstanding as of each period are as follows:

	Options Issued to		Options Issued to
	Employees Under the Plans		Employees Outside the Plans

	Number of	Weighted	Number of	Weighted
	Shares under	Average	Shares under	Average
	Options	Exercise Price	Options	Exercise Price

Balance, March 31, 2004	319,000	$1.31	175,000	$1.25
Granted	-	-	-	-
Canceled	(49,000)	$1.00	-	-

Balance, March 31, 2005	270,000	$1.36	175,000	$1.25
Granted	-	-	-	-
Canceled	(184,000)	$0.86	-	-

Balance, March 31, 2006	86,000	$1.21	175,000	$1.25

Information relating to stock options outstanding and stock options exercisable at March 31, 2006 is as follows:

		Options Outstanding		Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	of Shares	Average	Average	of Shares	Average
	under	Remaining	Exercise	under	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 1.00-$2.88	261,000	3.1	$ 1.24	161,000	$ 1.09

     At March 31, 2006 and 2005, options to purchase 161,000 and 295,000, respectively, were exercisable at weighted average exercise prices of $1.09 and $1.32 per share, respectively.

Warrants
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

12. RELATED PARTY TRANSACTIONS
     In March 2004, two of the Company's officers, Frederick Dean and Michael Evans, each received a performance based award of 6,250 shares of Timeline common stock, which were issued in May 2004. The Company recognized $9,500 of compensation expense in fiscal 2005 related to these awards.

13. LINE OF CREDIT
     On September 23, 2004, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank. Under the terms of the financing, the Company was able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables. Qualified receivables were generally trade receivables from U.S. customers not outstanding more than 90 days. The interest rate varied dependent upon the Company's then quick ratio. The rate was the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points. In connection with the financing agreement, the Company granted the lender a security interest in all of the Company's assets and also granted the lender a warrant to purchase 7,500 shares of the Company's common stock. On June 2, 2005, the line of credit and security interest was terminated.

14. DISCONTINUED LINE OF BUSINESS
     As previously disclosed, during the quarter ended September 30, 2005, the Company sold all of its software licensing operations to Global Software, Inc. The Stock Sale closed on July 20, 2005, and the Asset Sale closed on August 31, 2005. In conformity with generally accepted accounting principles, the Company accounted for the disposition of its software operations as the disposition of a significant portion of its business.

The assets and liabilities of the discontinued line of business were as follows:

Assets	As of	As of
	March 31, 2006	March 31, 2005

Cash and cash equivalents	$ -	$ 40,965
Accounts receivable – net	-	361,634
Goodwill – net	-	70,183
Other assets	-	85,452

Total assets discontinued operations	-	558,234

Liabilities
Accounts payable	-	262,016
Deferred revenue	-	681,325

Total liabilities of discontinued operations	-	943,341

Liabilities in excess of assets of
discontinued operations	$ -	$ (385,107)

Condensed results of the discontinued line of business were as follows:
	March 31, 2006	March 31, 2005

Revenues	$ 1,018,055	$ 3,527,120
Cost of revenues	(185,704)	(504,780)

Gross profit	832,351	3,022,340
Operating expenses	(883,175)	(2,823,180)
Other – foreign exchange	(63,636)	7,479
Income taxes	-	-

Income (loss) from discontinued
operations	$ (114,460)	$ 206,639

The cash flows of the discontinued line of business were as follows:
	March 31, 2006	March 31, 2005

Cash flow (used in) from discontinued
operations	$ (114,460)	$ 184,821