Form 10QSB
period 2006-06-30
TIMELINE INC
filed 2006-08-10
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2006

Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one):

Yes    ☐     No    ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2006	As of, March 31, 2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,017,848	$1,158,172
Prepaid expenses and other	78,596	66,359
Current portion of long-term notes receivable	526,626	—

Total current assets	1,623,070	1,224,531
Property and equipment, net of accumulated depreciation of $17,929 and $17,558	3,690	4,061
Capitalized patents, net of accumulated amortization of $116,040 and $108,791	279,603	282,712
Long-term notes receivable, less current portion	526,625	1,038,252
Other assets	2,450	2,450

Total assets	$2,435,438	$2,552,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,233	$25,882
Accrued expenses	9,229	45,137

Total current liabilities	38,462	71,019

Total liabilities	38,462	71,019

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,578,447
Accumulated deficit	(8,229,330)	(8,139,370)

Total shareholders’ equity	2,396,976	2,480,987

Total liabilities and shareholders’ equity	$2,435,438	$2,552,006

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005
(unaudited)

	2006	2005

REVENUE:
Patent license	$—	$90
Consulting and other	—	—

Total revenues	—	90

COST OF REVENUES:
Patent license	7,249	6,184

Total cost of revenues	7,249	6,184

Gross profit	(7,249)	(6,094)

OPERATING EXPENSES:
General and administrative	78,147	141,756
Patents	30,686	14,975
Research and development	—	17,493
Depreciation	371	—

Total operating expenses	109,204	174,224

Loss from operations	(116,453)	(180,318)

OTHER INCOME (EXPENSE):
Interest income (expense) and other	26,492	(2,597)

Total other income (expense)	26,492	(2,597)

Loss from continuing operations before income taxes	(89,961)	(182,915)

Provision for income tax	—	—
Loss from discontinued operations, net of income tax	—	(51,739)

Net loss	$(89,961)	$(234,654)

Basic net loss per share from continuing operations	$(0.02)	$(0.06)

Basic net loss per share from discontinued operations	—	$(0.01)

Diluted net loss per share	$(0.02)	$(0.06)

Shares used in calculation of basic net loss per share	4,190,998	4,190,998

Shares used in calculation of diluted net loss per share	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2006 and 2005
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,961)	$(182,915)
Discontinued operations	—	(51,739)

	(89,961)	(234,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,620	6,184
Stock-based compensation	5,950	—
Changes in operating assets and liabilities:
Accounts receivable	—	44,609
Prepaid expenses and other	(12,237)	(30,971)
Accounts payable	3,351	5,499
Accrued expenses and other	(35,908)	(576)
Interest from note receivable	(14,999)	—
Increase from assets from discontinued operations	—	16,247

Net cash used in operating activities	(136,184)	(193,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(4,139)	(3,528)
Line of credit repayments	—	(61,327)
Advance against purchase of discontinued operations	—	251,250

Net cash from investing activities	(4,139)	186,395

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(140,323)	(7,267)
CASH AND CASH EQUIVALENTS, beginning of period	1,158,172	121,390

CASH AND CASH EQUIVALENTS, end of period	$1,017,849	$114,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1,348

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries (“the Company”).  Timeline, Inc., headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  Prior to August 31, 2005, the Company also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, had operations in the United Kingdom.

Operations

As of June 30, 2006, the Company had net working capital of approximately $1,585,000 and had an accumulated deficit of approximately $8,229,000 with total shareholders’ equity of approximately $2,397,000.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern.

During the quarter ended September 30, 2005, the Company sold its software licensing operations to Global Software, Inc., and retained such assets as required to continue its patent licensing operations.  The sale of the software licensing operations was reported in the Company’s financial statements for the period ended September 30, 2005.  Operations of the Company’s software business conducted during the periods covered in these financial statements are shown as discontinued operations.

The Company continues in the business of licensing its intellectual property which consists of a portfolio of patents granted in nine different countries.  This line of business has generated approximately $14.8 million in total patent license fees since March 1998.  However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

The Company’s management believes that current cash and cash equivalent balances, and any net cash provided by continuing operations, will provide adequate resources to fund operations through March 31, 2007.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements are unaudited, but in the  opinion of management the financial statements include all adjustments, including those described in Note 5 to reflect the discontinued line of business, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2006, as previously reported in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements.  Accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Basis of Presentation

The Company’s subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter ended June 30, 2006 and any such revenue and expense for prior periods is reflected as discontinued operations in the accompanying consolidated financial statements.

Revenue Recognition

Revenue generated from the licensing of patents is recognized when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition” (SAB 101).

For all licenses, the Company uses a signed agreement as evidence of an arrangement.  At the time of each transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after its normal payment terms, the Company accounts for the fee as not being fixed and determinable.  In these cases, the Company defers revenue and recognizes it when it becomes due and payable.

The Company assesses the probability of collection based on a number of factors including the current financial condition of the customer.  The Company does not request collateral from its customers.  If it is determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

Net Income (Loss) per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  There were 259,000 stock options and 107,500 warrants of common stock equivalents outstanding at June 30, 2006.  Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Prior to the beginning of the 2007 fiscal year, the Company reported the effect of stock-based compensation packages under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for the Company’s fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  However, as allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above through March 31, 2006, and adopted only the disclosure requirements of SFAS No. 123.

Effective April 1, 2006, the Company adopted a change in accounting method as required under SFAS No. 123R, to the fair value method of accounting for stock-based compensation and also elected to use the modified prospective method of transition.  As a result, an expense of $5,950 was recorded to reflect the unvested portion of previously granted stock options which are expected to vest over the first seven months of fiscal 2007.  No new options were granted during fiscal 2006 or the first quarter of fiscal 2007 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as the Company maintains a valuation allowance that fully offsets its deferred tax assets.

The above adjustment reflects the grant at November 1, 1999 of an option to purchase 50,000 shares of stock at $1.875 per share which vests on the earlier of the stock trading at $7.50 per share for ten consecutive days of trading or seven years of service; whichever occurs first.  At the time of grant, the fair value was calculated based upon an assumed term of five years, a discount rate of 6.0%, and a volatility of .97.  In either event, as the option is expected to vest in the 2007 fiscal year, the remaining unamortized portion of the fair value was expensed upon adoption of the SFAS No. 123R.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in the quarters ended June 30, 2006 and 2005, respectively:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005

Net loss, as reported	$(89,961)	$(234,654)
Add stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	(3,327)

As adjusted net loss	$(89,961)	$(237,981)

Shares used in basic and diluted net loss per share	4,190,998	4,190,998

Basic and diluted net loss per share as reported and as adjusted	$(0.02)	$(0.06)

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and March 31, 2006.

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

3.  GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45).  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.  In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45.

4.  LITIGATION

In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of its patents.  The Company is seeking monetary damages and an injunction against ProClarity licensing its products that the Company believes infringe its patents.  A trial date of December 2006 has been set but is subject to change at the court’s discretion.  With leave of court, the pleadings were subsequently amended to add certain officers, directors, and former directors of ProClarity as additional defendants.  The Company has pled that infringement was willful and the above-named individuals either approved or implemented activities which caused infringement to continue after notice.

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

There were no assets or liabilities of the discontinued line of business at June 30, 2006 or March 31, 2006.

Condensed results of the discontinued line of business were as follows:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005

Revenues	$—	$742,681
Cost of revenues	—	(152,472)

Gross profit	—	590,209
Operating expenses	—	(606,723)
Other expense	—	(35,225)
Income taxes	—	—

Loss from discontinued operations	$—	$(51,739)

The cash flows of the discontinued line of business were as follows:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005

Cash used in operations	$—	$(51,739)
Property and equipment	—	875
Effect of foreign exchange rate	—	2,411

Cash flow from discontinued operations	$—	$(48,453)

Item 2.	Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2006, under the caption “Risk Factors.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,”

“future,” “continue,” and variations of such words and similar expressions as they relate to our business are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Risk Factors” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

Timeline, Inc., headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  We currently hold six patents issued by the U.S. Patent and Trademark Office on our technology (for a total of 136 issued claims), and we have also been issued patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.  Our wholly owned subsidiary, WorkWise Software, Inc., also holds one U.S. patent.  We have no further pending patent applications at this time.

Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems.  During the quarter ended September 30, 2005, we sold our software licensing operations to Global Software, Inc., and we retained such assets as required to continue our patent licensing operations.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Condensed Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

As previously disclosed, during the quarter ended September 30, 2005, we recognized one-time gains from the sale of our software operations to Global Software, consisting of a gain of $1,287,000 from the sale of 100% of stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts, which occurred on July 20, 2005 (the “Stock Sale”), and a gain of $1,075,000 from the sale of our other software assets, which occurred on August 31, 2005 (the “Asset Sale”).  These gains reflect not only the receipt of cash and notes payable, but also the buyer’s assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations.  Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global for a period of 48 month from closing of the Asset Sale.  These gains are a one time event and no future gains are expected to be recorded from these transactions.*  The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us.*

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the respective patents, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.*  At June 30, 2006, such a write-off would reduce our total assets by approximately $280,000.  It would have no effect on cash.*  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our current cash.*  In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.*  Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global.  As of June 30, 2006, we believe the notes receivable due from Global will be collected in due course and no impairment of value has been recorded.*

Stock-Based Compensation

FASB Statement No. 123R requires us to book as an expense the then unamortized cost of stock options previously granted on the date of adoption.  Additionally, any new grants must be accounted for as an expense by amortizing the fair value over the expected life of the options.  No new options were granted in the quarter ended June 30, 2006.

To date, we have utilized the ‘intrinsic value’ method in accounting for the costs of employee options.  As all applicable stock options are currently anti-dilutive, this method did not generate any recorded expenses through March 31, 2006.  FASB Statement No. 123R requires that a ‘fair value’ methodology be adopted.  The formerly unamortized cost of employee stock option grants calculated under the fair value method (in the amount of $5,950) was expensed under the modified prospective method at April 1, 2006.  The fair value of all grants of stock options, if any, will now be amortized over the remaining life of the applicable options and accrued amortization will be expensed each quarter as reflected in the Statement of Operations, Statement of Cash Flow and Balance Sheet until fully amortized or expired.*

RESULTS OF OPERATIONS

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

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended June 30,

	2006	2005	Change

Patent licenses	$—	$90	100%
Patent amortization expense	(7,249)	(6,184)	17%

Total gross profit (loss)	$(7,249)	$(6,094)	19%

We received no patent license revenues during the first quarter of fiscal 2007, compared to $90 in the first quarter of fiscal 2006.  Patent license revenue is very sporadic.  In fiscal 2006, all patent revenue was from negotiated licenses.  However, we do not foresee success in negotiating additional licenses until the litigation we instituted against ProClarity Corporation is resolved.  We believe the outcome of this litigation is material to our future prospects.*  Microsoft Corporation acquired ProClarity after the suit was filed.  Microsoft is providing substantial resources to support our opposition as the outcome will provide significant guidance to all Microsoft ISVs utilizing SQL Server as a platform to build additional products.*  We believe that not only are Microsoft ISVs inclined to await the outcome of this litigation before seeking a license; but also the industry in general.  Knowing Microsoft is fighting the patents on all available fronts; barring settlement, potential licensees would logically wait to see if our patents can withstand such scrutiny on validity and coverage.*  We intend to continue to pursue additional patent license agreements during the remainder of fiscal 2007 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.  The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below.  Patent amortization expenses for the first quarter of fiscal 2007 increased by 17%, over the comparable period in fiscal 2006 due to additional patent-related fees incurred during the last twelve months and added to the amortizable base.

Operating Expense

	Three Months Ended June 30,

	2006	2005	Change

General and administrative	$78,147	$141,756	(45)%
Patent expense	30,686	14,975	105%
Research & Development	—	17,493	(100)%
Depreciation	371	—	100%

Total operating expenses	$109,204	$174,224	(37)%

Expenses of ongoing operations in all periods reflect costs associated with pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity.  During the first five months of fiscal 2006, salary expenses were allocated in part to our patent licensing operations (our continuing operations) and in part to our software operations (our discontinued operations).  Starting at September 1, 2005 (after completion of the sale of our software operations to Global), all of the salaries of our remaining employees were expensed against our continuing operations.

Nevertheless, after the sale of discontinued operations, we substantially changed our focus to eliminate ongoing research and development, we withdrew pending patent applications in countries where we did not see a direct potential incremental return through licensing, and we streamlined administration.  This process and activities associated with completing the transition from software licensing and maintenance caused a gradual reduction in general and administrative expenses throughout each successive period of fiscal 2006.  Starting with this first quarter of fiscal 2007, we are positioned to operate on this reduced scale until and unless events dictate otherwise.  These changes are reflected in a 45% reduction in general and administrative expenses and a 100% reduction in research and development expense as between the first fiscal quarter of 2007 and the first fiscal quarter of 2006.  We expect our general and administrative expense in future periods to be roughly comparable to those for the quarter ended June 30, 2006.*

Patent expense includes the costs of litigation and negotiations with respect to patent licenses.  Patent license expenses can vary dramatically quarter-to-quarter depending upon the level of activity required from legal counsel and experts.  In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement, and seeking monetary damages and an injunction against ProClarity licensing certain of its products.  This case has and will likely continue to cause increased expenses the closer we come to trial, which is currently set for December of 2006.*  As a result, patent expenses increased significantly in the first quarter of fiscal 2007 (up 105%) over the prior year.  Additionally, in the event there is a monetary recovery, legal fees will be accrued as an expense against such recovery.*

Depreciation expense increased in the quarter ended June 30, 2006 to $371 from zero in the quarter ended June 30, 2005 as assets formerly allocated to software operations are now utilized solely in the patent licensing activities.

Results of Discontinued Operations

	Three Months Ended June 30,

	2006	2005	Change

Loss from discontinued operations	$—	$51,739	100%

Discontinued Operations consists of our prior software licensing operations (which were sold to Global in the second quarter of fiscal 2006), presented in accordance with FASB 144.

For the quarter ended June 30, 2005, our total operating loss from discontinued operations was approximately $52,000.  There were no discontinued operations in fiscal 2007.  We remain liable for post-closing adjustments as they arise, if any, which would have impacted the balance sheet allocable to discontinued operations if they had been known on the date of closing.*  We have been notified of an audit concerning taxes paid by Analyst Financials Limited covering periods prior to closing of the sale of the stock of this former subsidiary.  No assessment has been made and we have employed our chartered accountants in England to assist in this audit.  If an assessment is made, we would be responsible to pay and or defend such assessment.*  As no assessment has been made and the audit has only recently commenced, it is not possible to predict the potential exposure for assessment and we have not made any reserves on our balance sheet for such assessment.

Other Income and Expense

Other income and expense generated net income of approximately $26,000 in the first quarter of fiscal 2007 and consisted almost entirely from interest income.  This compared to a loss of approximately $3,000 in the first quarter of fiscal 2006.  The fiscal 2006 expenses related to interest expense and the effect of foreign exchange adjustments related to intercompany accounting with our then foreign subsidiary.

Income Tax

No income tax expense was recorded in the comparable three-month periods of either fiscal 2007 or fiscal 2006.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the sale of our software operations will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had positive net working capital of approximately $1,585,000.  Additionally, as of June 30, 2006, our cash and cash equivalents were approximately $1,018,000 compared to cash and cash equivalents of approximately $1,158,000 as of March 31, 2006.  This decrease was due to losses incurred during the quarter from ongoing expenses and no patent license revenue.

At June 30, 2006, we held two notes receivable from Global in principal amount totaling $1,000,000 from the sale of our software operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007 and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007 and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global.  These notes are subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement.  As of June 30, 2006, Global had not made any indemnification or other set-off claims against us.

We had no accounts receivable at June 30, 2006 or March 31, 2006.

Total liabilities were approximately $38,000 at June 30, 2006 compared to approximately $71,000 associated with ongoing operations at March 31, 2006.  The decrease in total liabilities is attributable to significant decreases in accounts payable and accrued expenses resulting from the sale of our software operations.

With any net cash provided by ongoing operations, we believe that our current cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2007.*

Risk Factors

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.  In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	the results of our litigation with ProClarity Corporation,

•	our patent licensing strategies regarding when and the number of potential infringers we approach,

•	our ability to pursue and successfully negotiate further patent licenses and generate patent revenues,

•	challenges to the validity of our patents,

•	costs of litigation associated with our patent enforcement, and

•	the cost of maintaining our public status.

These factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3     Controls and Procedure

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-QSB and has determined that such disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents.  We intend to seek monetary damages and an injunction against ProClarity licensing its products that we believe infringe our patents.  A trial date in December 2006 has been set but is subject to change at the court’s discretion.  With leave of court, the pleadings have been amended to add certain officers, directors, and former directors of ProClarity as additional defendants.  We have pled that infringement was willful and the above named individuals either approved or implemented activities which caused infringement to continue after notice.

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

Timeline, Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.