Form 10QSB
period 2006-09-30
TIMELINE INC
filed 2006-11-09
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2006

Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2006	As of, March 31, 2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$919,132	$1,158,172
Prepaid expenses and other	47,514	66,359
Current portion of long-term notes receivable	534,126	—

Total current assets	1,500,772	1,224,531
Property and equipment, net of accumulated depreciation of $18,267 and $17,558	3,352	4,061
Capitalized patents, net of accumulated amortization of $123,398 and $108,791	273,267	282,712
Long-term notes receivable, less current portion	534,126	1,038,252
Other assets	2,450	2,450

Total assets	$2,313,967	$2,552,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,487	$25,882
Accrued expenses	8,943	45,137

Total current liabilities	27,430	71,019

Total liabilities	27,430	71,019

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,578,447
Accumulated deficit	(8,339,769)	(8,139,370)

Total shareholders’ equity	2,286,537	2,480,987

Total liabilities and shareholders’ equity	$2,313,967	$2,552,006

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

REVENUE:
Patent license	$—	$272	—	$362
Consulting and other	—	621	—	621

Total revenues	—	893	—	983

COST OF REVENUES:
Patent license	7,358	6,268	14,607	12,452

Total cost of revenues	7,358	6,268	14,607	12,452

Gross loss	(7,358)	(5,375)	(14,607)	(11,469)

OPERATING EXPENSES:
General and administrative	80,527	145,692	158,674	287,448
Patents	48,722	39,745	79,408	72,213
Depreciation	338	369	709	738

Total operating expenses	129,587	185,806	238,791	360,399

Loss from operations	(136,945)	(191,181)	(253,398)	(371,868)

OTHER INCOME:
Interest income and other	26,505	13,658	52,998	11,061

Total other income	26,505	13,658	52,998	11,061

Loss from continuing operations before income taxes	(110,440)	(177,523)	(200,400)	(360,807)

Provision for income tax	—	—	—	—
Gain on sale of discontinued operations	—	1,287,132	—	1,287,132

Gain on asset sale of discontinued operations	—	1,074,925	—	1,074,925

Loss from discontinued operations, net of income tax	—	(57,181)	—	(108,551)

Net (loss) income	$(110,440)	$2,127,353	$(200,400)	$1,892,699

Basic net (loss) income per share from continuing operations	$(0.03)	$0.51	$(0.05)	$0.45

Basic net loss per share from discontinued operations	—	$(0.01)	—	$(0.03)

Diluted net (loss) income per share	$(0.03)	$0.51	$(0.05)	$0.45

Shares used in calculation of basic and diluted net (loss) income per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2006 and 2005
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(200,400)	$2,001,250
Discontinued operations	—	(108,551)

	(200,400)	1,892,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,316	13,191
Stock-based compensation	5,950	—
Changes in operating assets and liabilities:
Accounts receivable	—	202,715
Prepaid expenses and other	18,845	(37,960)
Accounts payable	(7,395)	(38,525)
Accrued expenses and other	(36,194)	(80,999)
Interest from note receivable	(30,000)	(8,252)
Increase from assets from discontinued operations	—	(312,321)

Net cash used in operating activities	(233,878)	1,630,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(5,162)	(19,235)
Line of credit repayments	—	(61,327)
Note receivable	—	(1,000,000)

Net cash from investing activities	(5,162)	(1,080,562)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—
EFFECT OF FOREIGN EXCHANGE RATE	—	119,252
NET CHANGE IN CASH AND CASH EQUIVALENTS	(239,040)	669,238
CASH AND CASH EQUIVALENTS, beginning of period	1,158,172	121,390

CASH AND CASH EQUIVALENTS, end of period	$919,132	$790,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2,129

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries (“the Company”).  Timeline, Inc. is a Washington corporation headquartered in Seattle, Washington.  The Company licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  Prior to August 31, 2005, the Company also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, had operations in the United Kingdom.

Operations

As of September 30, 2006, the Company had net working capital of approximately $1,473,000 and had an accumulated deficit of approximately $8,340,000 with total shareholders’ equity of approximately $2,287,000.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern.

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

The Company continues in the business of licensing its intellectual property, a portfolio of patents granted in nine different countries consisting of the United States of America, Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.  This line of business has generated approximately $14.8 million in total patent license fees since March 1998.  However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

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

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the fiscal year ended March 31, 2006, as previously reported in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements.  Accordingly, it is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Basis of Presentation

The Company’s subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter ended September 30, 2006 and any such revenue and expense for prior periods is reflected as discontinued operations in the accompanying consolidated financial statements.

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

There were 259,000 stock options and 107,500 warrants of common stock equivalents outstanding at September 30, 2006.  Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Prior to the beginning of the 2007 fiscal year, the Company reported the effect of stock-based compensation packages under the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for the Company’s fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  However, as allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above through March 31, 2006, and adopted only the disclosure requirements of SFAS No. 123.

Effective April 1, 2006, the Company adopted a change in accounting method as required under SFAS No. 123R, to the fair value method of accounting for stock-based compensation and also elected to use the modified prospective method of transition.  As a result, an expense of $5,950 was recorded to reflect the unvested portion of previously granted stock options which are expected to vest over the first seven months of fiscal 2007.  The Company did not grant any options during fiscal 2006 or the first six months of fiscal 2007 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as the Company maintains a valuation allowance that fully offsets its deferred tax assets.

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

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in the three months and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Net (loss) income, as reported	$(110,440)	$2,127,353	$(200,400)	$1,892,699
Add stock-based employee compensation expense included in reported net (loss) income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	(3,327)	—	(6,654)

As adjusted net (loss) income	$(110,440)	$2,124,026	$(200,400)	$1,886,045

Shares used in basic and diluted net (loss) income per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net (loss) income per share as reported and as adjusted	$(0.03)	$0.51	$(0.05)	$0.45

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and March 31, 2006.

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

4.  LITIGATION

In June 2005, the Company filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of its patents.  The Company was seeking monetary damages and an injunction against ProClarity licensing its products that the Company believes infringe its patents.  With leave of court, the Company amended its pleadings to add certain officers, directors, and former directors of ProClarity as additional defendants.  The Company pled that infringement was willful and the above-named individuals either approved or implemented activities which caused infringement to continue after notice.  Claims against the officers and directors were subsequently abandoned as the court ruled that the standard to be applied to prove liability would require more than simple approval of corporate actions which allegedly demonstrated willful infringement.  While this ruling would have, in management’s opinion, allowed the Company to reassert claims against some officers and directors, intervening events discussed below led management to believe that reasserting those claims was not in the Company’s best interest.

In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation.  Microsoft then asserted, through counsel, that ProClarity Corporation would thereafter be covered by Microsoft Corporation’s license to the Timeline patents.  By this time, discovery in the case and information garnered through various other means had led the Company to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft.  Under Washington law, the Company believed it then either had to seek damages for such alleged breaches or elect the remedy of terminating the Timeline/Microsoft patent license agreement.  By notice given in August 2006, Timeline notified Microsoft it had terminated the license.  Furthermore, the Company sought leave of the court to join Microsoft Corporation in the pending litigation and to assert directly against Microsoft claims of both patent infringement and breach of contract.  The court subsequently has granted permission and Microsoft has been served with the amended complaint which makes such claims.

Microsoft has now been joined in the suit but is seeking to sever the trial of claims against it from those of ProClarity.  No decision has been made on this motion and no date for a hearing on the issue has been set.  The court has set a new trial date of October 16, 2007.

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

There were no assets or liabilities of the discontinued line of business at September 30, 2006 or March 31, 2006.

Condensed results of the discontinued line of business were as follows:

	Quarter Ended Sept. 30, 2006	Quarter Ended Sept. 30, 2005

Revenues	$—	$1,023,964
Cost of revenues	—	(185,704)

Gross profit	—	838,260
Operating expenses	—	(883,175)
Other – foreign exchange	—	(63,636)
Income taxes	—	—

Loss from discontinued operations	$—	$(108,551)

The cash flows of the discontinued line of business were as follows:

	Quarter Ended Sept. 30, 2006	Quarter Ended Sept. 30, 2005

Cash used in operations	$—	$(44,915)
Effect of foreign exchange rate	—	(63,636)

Cash used in discontinued operations	$—	$(108,551)

Item 2.     Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the fiscal year ended March 31, 2006, under the caption “Risk Factors.”  When used in this Report, the words “anticipate,” “believe,” “predict,” “intend,” “may,” “could,” “should,” “would,” “will,” “expect,” “future,” “continue,” and variations of such words and similar expressions as they relate to our business are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  In addition, the disclosures under the caption “Risk Factors” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature.  To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks.  However, no assurance can be made all such statements have been identified and marked.  Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the “SEC”), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and our other accounting policies, see the Notes to Interim Consolidated Financial Statements of this Form 10-QSB and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists and delivery of a license has occurred, provided the fee is fixed or determinable, and collectibility is probable.  For all patent licenses, we use a signed agreement, as evidence of an arrangement.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.

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

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the respective patents, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.*  At September 30, 2006, if such a write-off were to occur, it would reduce our total assets by approximately $273,000, but would have no effect on cash.*  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our current cash.*  In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.*  Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global.  As of September 30, 2006, we believe the notes receivable due from Global will be collected in due course and no impairment of value has been recorded.*

Stock-Based Compensation

FASB Statement No. 123R requires us to book as an expense the then-unamortized cost of stock options previously granted on the date of adoption.  Additionally, any new grants must be accounted for as an expense by amortizing the fair value over the expected life of the options.  We did not grant any options in the six months ended September 30, 2006.

Prior to fiscal 2007, we have utilized the ‘intrinsic value’ method in accounting for the costs of employee options.  As all applicable stock options are currently anti-dilutive, this method did not generate any recorded expenses through March 31, 2006.  FASB Statement No. 123R requires that a ‘fair value’ methodology be adopted.  The formerly unamortized cost of employee stock option grants calculated under the fair value method (in the amount of $5,950) was expensed under the modified prospective method at April 1, 2006.  The fair value of all grants of stock options, if any, will now be amortized over the remaining life of the applicable options and accrued amortization will be expensed each quarter as reflected in the Statement of Operations, Statement of Cash Flow and Balance Sheet until fully amortized or expired.*

RESULTS OF OPERATIONS

The Results of Operations discussed below are presented in a format to reflect the change in our business focus resulting from the sale of our software operations to Global in August 2005.  We present management’s discussion on the basis of Results of Ongoing Operations and Discontinued Operations.

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended September 30,			Six Months Ended September 30,

	2006	2005	Change	2006	2005	Change

Patent license revenue	$—	$272	N/A	$—	$362	N/A
Consulting revenue	—	621	N/A	—	621	N/A
Patent amortization expense	(7,358)	(6,268)	17%	(14,607)	(12,452)	17%

Gross profit (loss)	$(7,358)	$(5,375)	37%	$(14,607)	$(11,469)	27%

We received no patent license revenues during the first six months of fiscal 2007, compared to $272 in the first quarter of fiscal 2006 and $362 in the first six months of fiscal 2006.  Patent license revenue is very sporadic.  In fiscal 2006, all patent revenue was from negotiated licenses.  However, we do not foresee success in negotiating additional licenses until the litigation we instituted against ProClarity Corporation and Microsoft Corporation is resolved.*  We believe the outcome of this litigation is material to our future prospects.*  Microsoft Corporation acquired ProClarity after the suit was filed.  Microsoft, previously on behalf of ProClarity Corporation and now in its own defense, is expending substantial sums as the outcome will provide significant guidance to all Microsoft ISVs utilizing SQL Server as a platform to build additional products.*  We believe that Microsoft ISVs and the industry in general are inclined to await the outcome of this litigation before seeking a license from us.  Knowing Microsoft is fighting the patents on all available fronts, barring settlement, potential licensees would logically wait to see if our patents can withstand such scrutiny on validity and coverage.

We intend to continue to pursue additional patent license agreements during the remainder of fiscal 2007 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Following the sale of our software business at August 31, 2005, we no longer provide any consulting services.  Consulting services for the prior fiscal year were for installation and associated tasks incident to the operation of our software products.

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.  The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below.  Patent amortization expenses for both the first and second quarters of fiscal 2007 increased by 17% over the comparable periods in fiscal 2006 due to additional patent-related fees incurred during the last twelve months and added to the amortizable base.

Operating Expense

	Three Months Ended September 30,			Six Months Ended September 30,

	2006	2005	Change	2006	2005	Change

General & administrative	$80,527	$145,692	(45)%	$158,674	$287,448	(45)%
Patent	48,722	39,745	23%	79,408	72,213	10%
Depreciation	338	369	(8)%	709	738	(4)%

Total operating expense	$129,587	$185,806	(30)%	$238,791	$360,399	(34)%

Expenses of ongoing operations in all periods reflect costs associated with pursuing licenses of the patents and the costs of maintaining our status as a public company with the SEC.

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

Nevertheless, after the sale of discontinued operations, we substantially changed our focus to eliminate ongoing research and development, we withdrew pending patent applications in countries where we did not see a direct potential incremental return through licensing, and we streamlined administration.  This process and activities associated with completing the transition from software licensing and maintenance caused a gradual reduction in general and administrative expenses throughout each successive period of fiscal 2006.  Starting with the first quarter of fiscal 2007, we are positioned to operate on this reduced scale until events dictate otherwise.  These changes are reflected in a 45% reduction in general and administrative expenses and a 100% reduction in research and development expense (included in patent expenses and associated with research to support various patent applications) for the second fiscal quarter and first six months of fiscal 2007 compared to the second fiscal quarter and first six months of fiscal 2006, respectively.  We expect our general and administrative expense in future periods of fiscal 2007 to be roughly comparable to those for the quarter ended September 30, 2006.*

Patent expense includes the costs of litigation and negotiations with respect to patent licenses.  Patent license expenses can vary dramatically quarter to quarter depending upon the level of activity required from legal counsel and experts.  As described above, we have an on-going lawsuit in the Federal District Court for the Western District of Washington against ProClarity Corporation and Microsoft Corporation alleging patent infringement and breach of contract, and seeking monetary damages. This case has resulted in, and will likely continue to cause, increased legal and other litigation expenses the closer we come to trial, which is currently set for October 2007.*  As a result, patent expenses increased approximately 10% in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.  We expect these amounts to increase even more significantly over the next year as we prepare for trial.*  Additionally, in the event there is a monetary recovery, legal fees will be accrued as an expense against such recovery.

Depreciation expense decreased in the quarter ended September 30, 2006 to $337 from $369 in the quarter ended September 30, 2005.  It also decreased to $709 from $738 for the six month period ended September 30, 2006 as compared to September 30, 2005.  Assets formerly allocated to software operations are now utilized solely in the patent licensing activities.

Results of Discontinued Operations

	Three Months Ended September 30,			Six Months Ended September 30,

	2006	2005	Change	2006	2005	Change

Loss from discontinued operations	$—	$(57,181)	N/A	$—	$(108,551)	N/A

Discontinued operations consists of our prior software licensing operations (which were sold to Global in the second quarter of fiscal 2006), presented in accordance with FASB 144.

For the quarter and six months ended September 30, 2005, our total operating loss from discontinued operations was approximately $57,000 and $109,000, respectively.  There were no discontinued operations in fiscal 2007.  We remain liable for post-closing adjustments as they arise, if any, which would have impacted the balance sheet allocable to discontinued operations if they had been known on the date of closing.  We have been notified of an audit concerning taxes paid by Analyst Financials Limited covering periods prior to closing of the sale of the stock of this former subsidiary.  No assessment has been made and we have employed our chartered accountants in England to assist in this audit.  If an assessment is made, we would be responsible to pay and or defend such assessment.*  It is not possible to predict the potential exposure for assessment and we have not made any reserves on our balance sheet for such assessment. If any such assessment were to occur, we would report the associated expense as other gain or loss in our statement of operations.

Other Income and Expense

We generated net other income of approximately $27,000 in the first quarter and approximately $53,000 in the first six months of fiscal 2007, which consisted almost entirely from interest income.  This compared to net other expense of approximately $3,000 in the first quarter of fiscal 2006 and income of approximately $14,000 in the second quarter of fiscal 2006.  Fiscal 2006 expenses which were netted against other income related to interest expense and the effect of foreign exchange adjustments related to intercompany accounting with our then foreign subsidiary.

Income Tax

No income tax expense was recorded in the comparable three-month or six-month periods of either fiscal 2007 or fiscal 2006.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the sale of our software operations will also be offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had positive net working capital of approximately $1,473,000.  Additionally, as of September 30, 2006, our cash and cash equivalents were approximately $919,000 compared to cash and cash equivalents of approximately $1,158,000 as of March 31, 2006.   Cash balances are held in money market funds through a national bank.  This decrease was due to losses incurred during the quarter from ongoing operating expenses and no revenue.

At September 30, 2006, we held two notes receivable from Global in principal amount totaling $1,000,000 from the sale of our software operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007, and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007, and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global.  These notes are subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement.  As of September 30, 2006, Global had not made any indemnification or other set-off claims against us.  Nevertheless, Global has notified us that it has received one or more subpoenas for records generated by the company prior to the sale to Global relating to the litigation with ProClarity Corporation.  In addition, we have been notified of an audit concerning taxes paid by Analyst Financials Limited, our former UK subsidiary, covering periods prior to closing of the sale of the stock of this former subsidiary.  Pursuant to the Asset Purchase Agreement, we may have indemnification obligations for expenses incurred by Global in connection with either of these matters.  While no reserve has been established for these potential claims, there is a potential such expenses will be incurred in future periods.*

We had no accounts receivable at September 30, 2006 or March 31, 2006.

Total liabilities were approximately $27,000 at September 30, 2006 compared to approximately $71,000 associated with ongoing operations at March 31, 2006.  The decrease in total liabilities is attributable to decreases in accounts payable and accrued expenses due to our decreased operations from the sale of our software operations.

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

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.  In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	the results of our litigation with ProClarity Corporation and Microsoft Corporation;
•	our patent licensing strategies, including regarding when and the number of potential infringers we approach;
•	our ability to pursue and successfully negotiate further patent licenses and generate patent revenues;
•	challenges to the validity of our patents;
•	costs of litigation associated with our patent enforcement; and
•	the cost of maintaining our status as a public company with the SEC.

These factors are difficult for us to forecast, and can materially adversely affect our business and operating results for one quarter or a series of quarters.**

Item 3      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-QSB and has determined that such disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents.  In September 2006 we filed an amended complaint to add Microsoft Corporation as a defendant in the ProClarity litigation and asserted both breach of contract and infringement claims directly against Microsoft.  We intend to seek monetary damages against both ProClarity and Microsoft.  A trial date in October 2007 has been set but is subject to change at the court’s discretion.  We have pled that infringement of our patents was and continues to be willful.

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

Timeline, Inc.
(Registrant)

Date: November 7, 2006	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.