Form 10QSB
period 2006-12-31
TIMELINE INC
filed 2007-02-14
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2007

Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of, March 31, 2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$821,507	$1,158,172
Prepaid expenses and other	21,930	66,359
Current portion of long-term notes receivable	583,252	—

Total current assets	1,426,689	1,224,531
Property and equipment, net of accumulated depreciation of $18,605 and $17,558	3,014	4,061
Capitalized patents, net of accumulated amortization of $130,784 and $108,791	270,926	282,712
Long-term notes receivable, less current portion	500,000	1,038,252
Other assets	2,450	2,450

Total assets	$2,203,079	$2,552,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,016	$25,882
Accrued expenses	82,882	45,137

Total current liabilities	147,898	71,019

Total liabilities	147,898	71,019

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,578,447
Accumulated deficit	(8,571,125)	(8,139,370)

Total shareholders’ equity	2,055,181	2,480,987

Total liabilities and shareholders’ equity	$2,203,079	$2,552,006

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2006 and 2005
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

REVENUE:
Patent license	$—	$800,000	—	$800,362
Consulting and other	—	—	—	621

Total revenues	—	800,000	—	800,983

COST OF REVENUES:
Patent license	7,386	6,651	21,993	19,103

Total cost of revenues	7,386	6,651	21,993	19,103

Gross (loss) profit	(7,386)	793,349	(21,993)	781,880

OPERATING EXPENSES:
General and administrative	144,768	165,779	303,442	453,227
Patents	103,838	68,187	183,246	140,400
Depreciation	338	261	1,047	999

Total operating expenses	248,944	234,227	487,735	594,626

(Loss) income from operations	(256,330)	559,122	(509,728)	187,254

OTHER INCOME:
Interest income and other	24,975	19,693	77,972	30,754

Total other income	24,975	19,693	77,972	30,754

(Loss) income from continuing operations before income taxes	(231,355)	578,815	(431,756)	218,008

Provision for income tax	—	—	—	—
Gain on stock sale of discontinued operations	—	—	—	1,287,132

(Loss) gain on asset sale of discontinued operations	—	(6,535)	—	1,068,390

Loss from discontinued operations, net of income tax	—	(5,910)	—	(114,460)

Net (loss) income	$(231,355)	$566,370	$(431,756)	$2,459,070

Basic net (loss) income per share from continuing operations	$(0.06)	$0.14	$(0.10)	$0.59

Basic net loss per share from discontinued operations	—	—	—	$(0.03)

Diluted net (loss) income per share	$(0.06)	$0.14	$(0.10)	$0.59

Shares used in calculation of basic and diluted net (loss) income per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2006 and 2005
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(431,756)	$2,573,530
Discontinued operations	—	(114,460)

	(431,756)	2,459,070
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,040	19,842
Stock-based compensation	5,950	—
Changes in operating assets and liabilities:
Accounts receivable	—	278,672
Prepaid expenses and other	44,429	(6,985)
Other assets	—	(2,450)
Accounts payable	39,134	(28,674)
Accrued expenses and other	37,745	(116,599)
Interest from note receivable	(45,000)	(23,252)
Increase from assets from discontinued operations	—	(386,505)

Net cash provided by operating activities	105,298	2,193,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(10,207)	(29,275)
Line of credit repayments	—	(61,327)
Note receivable	—	(1,000,000)

Net cash used in investing activities	(10,207)	(1,090,602)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—
EFFECT OF FOREIGN EXCHANGE RATE	—	119,252
NET CHANGE IN CASH AND CASH EQUIVALENTS	(336,665)	1,221,769
CASH AND CASH EQUIVALENTS, beginning of period	1,158,172	121,390

CASH AND CASH EQUIVALENTS, end of period	$821,507	$1,343,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$5,393

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.  THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries.  Timeline, Inc. is a Washington corporation headquartered in Seattle, Washington.  We license intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.  Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, we had operations in the United Kingdom.

Operations

As of December 31, 2006, we had net working capital of approximately $1,279,000 and had an accumulated deficit of approximately $8,571,000 with total shareholders’ equity of approximately $2,055,000.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming Timeline will continue as a going concern.

During the quarter ended September 30, 2005, we sold our software licensing operations to Global Software, Inc., and retained such assets as required to continue our patent licensing operations.  The sale of the software licensing operations was reported in our financial statements for the period ended September 30, 2005.  Operations of our software business conducted during the periods covered in these financial statements are shown as discontinued operations.

We continue in the business of licensing our intellectual property, a portfolio of patents granted in nine different countries consisting of the United States of America, Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore.  This line of business has generated approximately $14.8 million in total patent license fees since March 1998.  However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

We believe that current cash and cash equivalent balances, and any net cash provided by continuing operations, will provide adequate resources to fund operations through March 31, 2008.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements are unaudited, but in our opinion the financial statements include all adjustments, including those described in Note 4 to reflect the discontinued line of business, necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB.  Accordingly, these financial statements should be read in conjunction with our annual financial statements for the fiscal year ended March 31, 2006, as previously reported in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements.  Accordingly, it is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of our financial position and results of operations.

Basis of Presentation

Our subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter or nine months ended December 31, 2006.  All revenue and expense from our subsidiaries for prior periods is reflected as discontinued operations in the accompanying consolidated financial statements.

Revenue Recognition

Revenue generated from the licensing of patents is recognized when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition” (SAB 101).

For all licenses, we use a signed agreement as evidence of an arrangement.  At the time of each transaction, we assess whether the fee associated with the revenue transactions is fixed and determinable and whether or not collection is reasonably assured.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after its normal payment terms, we account for the fee as not being fixed and determinable.  In these cases, we defer revenue and recognize it when it becomes due and payable.

We assess the probability of collection based on a number of factors including the current financial condition of the customer.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

Net Income (Loss) per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  There were 254,000 stock options and 107,500 warrants of common stock equivalents outstanding at December 31, 2006.  Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Prior to the beginning of the 2007 fiscal year, we reported the effect of stock-based compensation packages under the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25” (FIN No. 44), to account for our fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation costs for fixed awards with pro rata vesting are recognized using the straight-line method.  SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  However, as allowed by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of accounting described above through March 31, 2006, and adopted only the disclosure requirements of SFAS No. 123.

Effective April 1, 2006, we adopted a change in accounting method as required under SFAS No. 123R, to the fair value method of accounting for stock-based compensation and also elected to use the modified prospective method of transition.  As a result, we recorded an expense of $5,950 to reflect the unvested portion of previously granted stock options which vested over the first seven months of fiscal 2007.  We did not grant any stock-based compensation during fiscal 2006 or the first nine months of fiscal 2007 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as we maintain a valuation allowance that fully offsets our deferred tax assets.

The above adjustment reflects the grant at November 1, 1999 of an option to purchase 50,000 shares of stock at $1.875 per share which vested on seven years of service.  At the time of grant, the fair value was calculated based upon an assumed term of five years, a discount rate of 6.0%, and a volatility of .97.  Because the option vested in the 2007 fiscal year, the remaining unamortized portion of the fair value was expensed upon adoption of the SFAS No. 123R.

The following table illustrates the effect on net (loss) income if the fair-value-based method had been applied to all outstanding and unvested awards in the three months and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Net (loss) income, as reported	$(231,355)	$566,370	$(431,756)	$2,459,070
Add stock-based employee compensation expense included in reported net (loss) income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	—	(3,327)	—	(9,981)

As adjusted net (loss) income	$(231,355)	$563,043	$(431,756)	$2,449,089

Shares used in basic and diluted net (loss) income per share	4,190,998	4,190,998	4,190,998	4,190,998

Basic and diluted net (loss) income per share as adjusted	$(0.06)	$0.13	$(0.10)	$0.58

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximated fair value at December 31, 2006 and March 31, 2006.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  We do not currently believe that any of our long-lived assets are impaired.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45).  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.  In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN 45.

3.  LITIGATION

In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents.  Initially, we sought monetary damages and an injunction against ProClarity licensing its products that we believe infringe our patents.  In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation.  Microsoft then asserted, through counsel, that ProClarity Corporation would thereafter be covered by Microsoft Corporation’s license to the Timeline patents.  By this time, discovery in the case and information garnered through various other means had led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft.  Under Washington law, we believed we then either had to seek damages for such alleged breaches or elect the remedy of terminating the Timeline/Microsoft patent license agreement.  By notice given in August 2006, we notified Microsoft we had terminated the license.  Furthermore, we sought leave of the court to join Microsoft Corporation in the pending litigation and to assert directly against Microsoft claims of both patent infringement and breach of contract.  The court subsequently has granted permission and Microsoft has been served with the amended complaint which makes such claims.

Microsoft has now been joined in the suit but is seeking to sever the trial of claims against it from those of ProClarity.  No decision has been made on this motion and no date for a hearing on the issue has been set.  The court has set a new trial date of October 16, 2007.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under our patents or our intellectual property rights generally.

4.  DISCONTINUED LINE OF BUSINESS

As previously disclosed, during the quarter ended September 30, 2005, Timeline sold all of its software licensing operations to Global Software, Inc.  In conformity with generally accepted accounting principals, we accounted for the disposition of our software operations as the disposition of a significant portion of our business.

There were no assets, liabilities, revenues or expenses of the discontinued line of business at December 31, 2006 or March 31, 2006.

The cash flows of the discontinued line of business were as follows:

	Quarter Ended Dec. 31, 2006	Quarter Ended Dec. 31, 2005

Cash used in operations	$—	$(50,824)
Effect of foreign exchange rate	—	(63,636)

Cash used in discontinued operations	$—	$(114,460)

Item 2.	Management’s Discussion and Analysis or Plan of Operations

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

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology.  Such costs are amortized over the life of the respective patents, which have typical contractual lives of 20 years.  Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.*  At December 31, 2006, if such a write-off were to occur, it would reduce our total assets by approximately $271,000, but would have no effect on cash.*  Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions.  Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.*  Such an adjustment would have no effect on our current cash.*  In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.*  Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global.  As of December 31, 2006, we believe the notes receivable due from Global will be collected in due course and no impairment of value has been recorded.*

Stock-Based Compensation

FASB Statement No. 123R requires us to book as an expense the then-unamortized cost of stock options previously granted on the date of adoption.  Additionally, any new grants must be accounted for as an expense by amortizing the fair value over the expected life of the options.  We did not grant any options in the nine months ended December 31, 2006.

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

Results of Ongoing Operations

Revenue/Gross Profit (Loss)

	Three Months Ended December 31,			Nine Months Ended December 31,

	2006	2005	Change	2006	2005	Change

Patent license revenue	$—	$800,000	N/A	$—	$800,362	N/A
Consulting revenue	—	—	N/A	—	621	N/A
Patent amortization expense	(7,386)	(6,651)	11%	(21,993)	(19,103)	15%

Gross profit (loss)	$(7,386)	$793,349	101%	$(21,993)	$781,880	103%

We received no patent license revenues during the first nine months of fiscal 2007, compared to $800,000 in the third quarter of fiscal 2006 and $800,362 in the first nine months of fiscal 2006.  Patent license revenue is very sporadic.  In fiscal 2006, all patent revenue was from negotiated licenses.  We do not expect to enter into additional patent licenses until the litigation we instituted against ProClarity Corporation and Microsoft Corporation is resolved.*  We believe the outcome of this litigation is material to our future prospects.*  Microsoft Corporation acquired ProClarity after the suit was filed and is expending substantial sums on the defense, as the outcome will provide significant guidance to all Microsoft ISVs utilizing SQL Server as a platform to build additional products.*  We believe that Microsoft ISVs and the industry in general are inclined to await the outcome of this litigation before seeking a license from us, to see if our patents can withstand such scrutiny on validity and coverage.  We intend to continue to pursue additional patent license agreements during the remainder of fiscal 2007 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Following the sale of our software business at August 31, 2005, we no longer provide any consulting services.  Consulting services for the prior fiscal year were for installation and associated tasks incident to the operation of our software products.

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance.  We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees.  Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries.  These costs are amortized over the remaining life of the various patents on a straight line basis.  The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below.  Patent amortization expenses for both the third quarter and first nine months of fiscal 2007 increased by 11% and 15%, respectively, over the comparable periods in fiscal 2006 due to additional patent-related fees incurred during the last twelve months and added to the amortizable base.

Operating Expense

	Three Months Ended December 31,			Nine Months Ended December 31,

	2006	2005	Change	2006	2005	Change

General & administrative	$144,768	$165,779	(13)%	$303,442	$453,227	(33)%
Patent	103,838	68,187	52%	183,246	140,400	31%
Depreciation	338	261	30%	1,047	999	5%

Total operating expense	$248,944	$234,227	6%	$487,735	$594,626	(18)%

Expenses of ongoing operations in all periods reflect costs associated with pursuing licenses of the patents, patent litigation and the costs of maintaining our status as a public company with the SEC.

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

After the sale of discontinued operations, we substantially changed our focus to eliminate ongoing research and development, we withdrew pending patent applications in countries where we did not see a direct potential incremental return through licensing, and we streamlined administration.  This process and activities associated with completing the transition from software licensing and maintenance caused a gradual reduction in general and administrative expenses throughout each successive period of fiscal 2006.  Starting with the first quarter of fiscal 2007, we are positioned to operate on this reduced scale until events dictate otherwise.  These changes are reflected in a 13% and 33% reduction in general and administrative expenses for the comparable third fiscal quarter and first nine months of fiscal 2007 and 2006, respectively.  We expect our general and administrative expense in the fourth period of fiscal 2007 to be roughly comparable to those for the quarter ended December 31, 2006.*

Patent expense includes the costs of litigation and negotiations with respect to patent licenses.  Patent license expenses can vary dramatically quarter to quarter depending upon the level of activity required from legal counsel and experts.  As described above, we have an on-going lawsuit in the

Federal District Court for the Western District of Washington against ProClarity Corporation and Microsoft Corporation alleging patent infringement and breach of contract, and seeking monetary damages.  While the attorney fees are covered by a contingency fee arrangement, we are responsible for costs incurred, including expert witness fees.  Consequently, this case has resulted in, and will likely continue to cause, increased legal and other litigation expenses the closer we come to trial, which is currently set for October 2007.*  As a result, patent expenses increased approximately 31% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  We expect these amounts to increase even more significantly over the next 12 months as we prepare for trial.*  In the event we obtain a monetary recovery from this litigation, our legal fees will be accrued as an expense against such recovery.

Depreciation expense increased in the quarter ended December 31, 2006 to $338 from $261 in the quarter ended December 31, 2005.  It also increased to $1,047 from $999 for the nine-month period ended December 31, 2006 as compared to December 31, 2005.

Results of Discontinued Operations

	Three Months Ended December 31,			Nine Months Ended December 31,

	2006	2005	Change	2006	2005	Change

Loss from discontinued operations	$—	$(5,910)	N/A	$—	$(114,460)	N/A

Discontinued operations consists of our prior software licensing operations (which were sold to Global in the second quarter of fiscal 2006), presented in accordance with FASB 144.

For the quarter and six months ended September 30, 2005, our total operating loss from discontinued operations was approximately $6,000 and $114,000, respectively.  There were no discontinued operations in fiscal 2007.  We remain liable for post-closing adjustments as they arise, if any, which would have impacted the balance sheet allocable to discontinued operations if they had been known on the date of closing.  In May 2006, we were notified of a government audit concerning taxes paid by Analyst Financials Limited, our former U.K. subsidiary, covering periods prior to closing of the sale of the stock of this former subsidiary.  No assessment has been made and we have employed our chartered accountants in England to assist in this audit.  If an assessment is made, we would be responsible to pay and or defend such assessment.*  It is not possible to predict the potential exposure for assessment, if any; however we have made a reserve on our balance sheet of approximately $74,000 for any such assessment.  An actual assessment, if any, may be more or less than our reserve.*  If any assessment were to occur, we would report the associated expense as other gain or loss in our statement of operations.*

Other Income and Expense

We generated net other income of approximately $25,000 in the third quarter and approximately $78,000 in the first nine months of fiscal 2007, which consisted almost entirely of interest income.  This compared to net other income of approximately $20,000 in the third quarter of fiscal 2006 and approximately $31,000 in the first nine months of fiscal 2006.  Fiscal 2006 expenses which were netted against other income related to interest expense and the effect of foreign exchange adjustments related to intercompany accounting with our then foreign subsidiary.

Income Tax

We did not record any income tax expense in the comparable three-month or nine-month periods of either fiscal 2007 or fiscal 2006.  All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.  The gain from the sale of our software operations was also offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.*

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had positive net working capital of approximately $1,279,000.  Additionally, as of December 31, 2006, our cash and cash equivalents were approximately $822,000 compared to cash and cash equivalents of approximately $1,158,000 as of March 31, 2006.   Cash balances are held in money market funds through a national bank.  This decrease was due to losses incurred during the quarter from ongoing operating expenses and no revenue.

At December 31, 2006, we held two notes receivable from Global in principal amount totaling $1,000,000 from the sale of our software operations.  These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, with $240,000, plus accrued and unpaid interest, payable on January 20, 2007, and $240,000, plus accrued and unpaid interest, payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, with $260,000, plus accrued and unpaid interest, payable on February 28, 2007, and $260,000, plus accrued and unpaid interest, payable on August 31, 2008.  Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global.  These notes are subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement.  As of December 31, 2006, Global had not made any indemnification or other set-off claims against us.  Nevertheless, Global has notified us that it has received one or more subpoenas for records generated by the company prior to the sale to Global relating to the litigation with ProClarity Corporation and Microsoft Corporation.  In addition, we have been notified of an audit concerning taxes paid by Analyst Financials Limited, our former UK subsidiary, covering periods prior to closing of the sale of the stock of this former subsidiary.  Pursuant to the Asset Purchase Agreement, we may have indemnification obligations for expenses incurred by Global in connection with either of these matters.*  While no reserve has been established for potential claims related to our litigation, there is a potential such expenses will be incurred in future periods.*  A reserve of $74,000 has been made for the potential claims related to the tax audit of Analyst Financials Limited.

Subsequent to the quarter ended December 31, 2006, on January 12, 2007 we received payment in full from Global of $240,000 principal, plus accrued and unpaid interest, as the first payment on the July 20, 2005 promissory note.

We had no accounts receivable at December 31, 2006 or March 31, 2006.

Total liabilities were approximately $148,000 at December 31, 2006 compared to approximately $71,000 associated with ongoing operations at March 31, 2006.  The increase in total liabilities is attributable to increases in accounts payable and accrued expenses due to our decreased operations from the sale of our software operations and the reserve for potential claims related to the tax audit of Analyst Financials Limited.

We believe that our current cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2007 and 2008.*

Risk Factors

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-QSB and has determined that such disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents.  In September 2006 we filed an amended complaint to add Microsoft Corporation as a defendant in the ProClarity litigation and asserted both breach of contract and infringement claims directly against Microsoft.  We intend to seek monetary damages against both ProClarity and Microsoft.*  A trial date in October 2007 has been set but is subject to change at the court’s discretion.  We have pled that infringement of our patents was and continues to be willful.

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

Timeline, Inc.
(Registrant)

Date: February 13, 2007	By:	/s/ Charles R. Osenbaugh

Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.