Form 10KSB
period 2007-03-31
TIMELINE INC
filed 2007-06-29
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1700 Seventh Avenue, Ste. 2100
Seattle, WA 98101
(Address of principal executive offices)
(206) 357-8422
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     Common Stock, $.01 par value

Securities registered under Section 12(g) of the Exchange Act:     (none)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The issuer’s revenues for its most recent fiscal year were: $-0-

As of May 31, 2007, 4,190,998 shares of the Registrant’s common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates was approximately $2,270,011 based on the average of the bid ($0.60) and ask ($0.75) prices on such date of $0.68.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2007 fiscal year.

Transitional Small Business Disclosure Format (Check One):     Yes ☐     No ☒

TIMELINE, INC.
Form 10-KSB Annual Report

Table of Contents

	PART I	Page
Item 1.	Business	1

Item 2.	Property	7

Item 3.	Legal Proceedings	7

	PART II

Item 5.	Market for Common Stock, Related Shareholder Matters and Small
	Business Issuer Purchases of Equity Securities	8

Item 6.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 7.	Financial Statements	14

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	14

Item 8A.	Controls and Procedures	14

Item 8B.	Other Information	14

	PART III

Item 9.	Directors, Executive Officers, Control Persons and Corporate Governance; Compliance with
	Section 16(a) of the Exchange Act	14	**

Item 10.	Executive Compensation	15	**

Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Shareholder Matters	15	**

Item 12.	Certain Relationships and Related Transactions, and Director Independence	16	**

Item 13.	Exhibits	16

Item 14.	Principal Accountant Fees and Services	17	**

SIGNATURES		17

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2007 fiscal year.

i

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes a number of forward-looking statements that reflect our current views with respect to our business, strategies, products, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “predict,” "anticipate," “foresee,” "believe,” "intend,” "may,” "will,” "expect,” “would,” “could,” and similar expressions as they relate to us are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Risk Factors,” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in the other sections of this document, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing primarily forward looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1: BUSINESS

Our Business

     Since September 1, 2005, our business has been exclusively the licensing of intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries. Our patents generally involve technology which allows for the substantial automation of the formation and use of data marts which are utilized to provide enhanced reporting and analysis of data captured in various digital format from varying software applications. Since 1998 we have actively pursued licensing of our patent portfolio to other software manufacturers and users of analytical tools. In practice, our business model typically requires us to pursue patent litigation and such litigation is often protracted and expensive due to the complexity of the litigation and the size of the potential damage awards.

     The only ongoing litigation as of fiscal year end 2007 involves Microsoft Corporation, both directly and through its wholly-owned subsidiary, ProClarity Corporation. Specifically, we filed a patent infringement claim against ProClarity in June of 2005 claiming, among other things, that one or more of ProClarity’s products infringed upon various Timeline patent claims when such product(s) were used in combination with Microsoft’s Analysis Services cubes. It is our position that ProClarity products precisely fit the profile of products which, when used in combination with Microsoft products licensed under Timeline’s 1999 Patent License Agreement with Microsoft, were not covered by the Microsoft license. Such a combination cannot be sublicensed by Microsoft under the 1999 Agreement as interpreted by the Washington Court of Appeals in deciding the prior case of Microsoft Corporation vs. Timeline, Inc.

     After the lawsuit was instituted, we became aware that Microsoft was providing financial assistance to ProClarity and had its own legal counsel advising ProClarity on issues, including pleading defenses that were in direct contravention of the prior decision in Microsoft Corporation vs. Timeline, Inc. In May of 2006, Microsoft acquired ProClarity. We believe Microsoft’s assistance and advice to ProClarity are a direct and material breach of the 1999 Patent License Agreement. Consequently, in August of 2006 we gave Microsoft notice that we had terminated its patent license with Timeline. In addition, we filed an amended complaint (with leave of court) to also name Microsoft as an unlicensed direct infringer of the Timeline patents.

     Subsequent to our fiscal 2007 year end, multiple events have taken place regarding the Microsoft litigation. First, on May 29, 2007, the Federal District Court for the Western District of Washington granted, in part, a motion filed by Microsoft requesting summary judgment. Under that ruling, the court dismissed our claim for termination of Microsoft Corporation’s Patent License Agreement (the “1999 Agreement”) with us. Furthermore, the court’s order instructed that we should pursue any claims for damages for breach against Microsoft in state courts in the State of Washington. On June 28, 2007, we filed an action in King County Superior Court on the alleged breaches under the 1999 Agreement. On June 1, 2007, we filed an action in King County Superior Court on a companion claim for breach of a separate 1995 agreement between Timeline and Microsoft. The net effect of these events is that we currently have ongoing claims in federal court against Microsoft's subsidiary ProClarity for patent infringement and in Washington state courts against Microsoft for breach of the 1995 Agreement and the 1999 Agreement.

     The addition of Microsoft as a defendant has created substantial additional costs. First, the court granted the defendants a new trial date that falls many months after the original trial date. The combination of the additional time and the financial strength of Microsoft has cost us hundreds of thousands of additional dollars in litigation costs. Furthermore, we have resisted, for practical reasons, pursuing other parties that may infringe on our patents when used in combination with Microsoft products. It has become, in effect, a “bet the company” proposition which is consuming substantial time and attention. We determined that the decision to join Microsoft was necessary because it appears that Microsoft, even after having lost the prior case against Timeline, will resist allowing us the quiet enjoyment of our legal property rights. Currently, trial is set to begin on October 16, 2007 on the case against ProClarity. See Item 3, “Legal Proceedings” below.

     Prior to August 31, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, we had operations in the United Kingdom.

     On July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. for the sale to Global Software of all of our software licensing operations. Under the terms of the Asset Purchase Agreement, the sale of our software business occurred in two stages, consisting of (1) the sale on July 20, 2005 of 100% of the stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale on August 31, 2005 of our other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities. See “Discontinued Operations” below.

     As discussed in “Patent Rights” below, we hold a number of patents that arose from our prior work beginning in the 1990s involving the use of data marts included in our software products. We have been granted seven patents by the U.S. Patent and Trademark Office on our technology and have a total of 148 issued claims. We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore. These patents are on inventions that have broad application, not only in financial reporting, but in many other areas of data warehousing and data mart creation, use, enhancement, and publishing. Because of the broad application of this technology, beginning in 1998 we decided to pursue licensing of these patents to a wider community. These efforts have generated substantial, although sporadic, revenue. Since March 1998, we have licensed our patents to eleven organizations for total license fees of approximately $14,800,000.

Patent Rights

     Our patent portfolio consists of a total of seven patents granted by the U.S. Patent and Trademark Office on our technology, covering a total of 148 issued claims. These patent rights include six U.S. patents on our automation of data retrieval and sorting of data stored in multi-dimensional arrays technology for a total of 136 issued claims. One of these patents expires in 2011 and the remaining patents expire in 2016. In addition, our wholly owned subsidiary, WorkWise Software, Inc., holds one U.S. patent with 12 issued claims on a method of automating the monitoring and processing of data in data bases, which expires October 2019. We have also been granted patents in Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore. We have no further patent applications pending or anticipated at this time.

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

Competition for our Patented Technology

     Our patented technology is directed at automating the movement of data from a source where it was originally captured into a target data mart or data warehouse which has a structure different than the structure of the data in the source. The most common instance of products utilizing this technology is to allow the use of data marts optimized for reporting on data originally entered into a transaction processing system; such as an accounting system The use of data marts is not new, and vendors of reporting systems do not require a license to our patents unless they provide structured data marts/warehouses that are built in an automated manner and utilize a structure that has been determined by information contained in the source in conjunction with business rules contained in the reporting application. Consequently, there are a number of alternative technologies that vendors may utilize without requiring a patent license. One method is to report directly off of the transaction system A second method is to utilize a data mart/warehouse for reporting, but to have pre-built the data mart’s structure such that it will not change regardless of the information that may be contained in the source. Nevertheless, the automation of the process of building data marts/warehouses utilizing the patented technology is often perceived as a superior method of delivering reporting and the automation of the process is often perceived as a cost savings methodology that also provides greater flexibility in the reporting process.

Discontinued Operations

     Historically, our business was primarily the development, marketing, licensing and support of financial reporting, budgeting, and consolidations software, and event-based notification, application integration, and process automation software applications that streamlined key business activities for workplace efficiency. We sold this software business to Global Software during 2005. Our software products enabled customers to access automatically and distribute business and accounting information in a secure environment and with full accounting controls that allowed validation by going back to the detail transactions. Additionally, it allowed them to integrate software programs developed at different times, and to automate notification messages pertaining to specific events and business processes. Our marketing and development strategy was focused on products that report financial data in meaningful and flexible formats, and on systems for notification of critical information, integration of applications and transaction automation. Our reporting products allowed our customers to gather and distribute business information throughout their companies while maintaining maximum flexibility in determining the types of transaction processing systems they used. We allowed the end-user to receive information through a web browser, distributed Microsoft® Excel workbooks, data marts or actual reports delivered via e-mail. In addition, our WorkWise products allowed customers to monitor databases automatically, consolidate data entry, automate tasks and communicate with the appropriate people.

Our Employees

     As of March 31, 2007, we employed one full-time and one half-time employee.

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

     We hold seven patents issued by the U.S. Patent and Trademark Office, and we believe our patent rights are strong. However, if a third-party is successful in challenging the validity of any or all of our patents, either in a court proceeding or before the U.S. Patent and Trademark Office, our patent licensing business would effectively cease and our business would be harmed. Microsoft, through its subsidiary ProClarity, is challenging the validity of those patent claims raised in the current litigation described above (see Item 1: Business -- Our Business). The decisions rendered in these actions will have an effect, either positive or negative, on the future viability of our patents and on the strength of our business.

We have limited financial resources and if we fail to increase our revenues it will have a significant adverse impact on our cash and working capital position.

     At March 31, 2007, we had cash and cash equivalents totaling approximately $785,000, and our net working capital was $414,000.  We believe that our current cash and cash equivalents and any net cash provided by patent license revenue and payments on promissory notes due during the fiscal year may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.  Subsequent to fiscal year-end, we accepted a discount of $40,000 for early payment of one of the two notes receivable held from Global Software in order to better match our litigation expenditures with our cash flow.  We may borrow against or discount the note receivable due in fiscal 2009, seek venture funding, or other sources of capital.  Our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce our licensing efforts substantially or to seek to raise additional funds through equity or debt financings.

     Our future capital requirements depend upon many factors, including, but not limited to:

  the costs and uncertain outcomes of litigation to protect our patent rights;
  our ability to license our patents, and the amount of revenues generated from those licenses;
  the uncertainty of fee agreements with legal counsel used in patent litigation lawsuits; and
  other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty.  Our independent accountants have issued a “going concern” emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2007, stating we have recorded significant losses from operations as a result of our material and costly litigation on claims which, if unsuccessful, may result in insufficient revenues to support operational cash flows.  It is our belief that if the court holds in Timeline’s favor on the current litigation, then, even if ProClarity appeals any such decision, we will then be able to finance not only the appellate defense, but also the state court litigation against Microsoft while bringing additional actions against those who might infringe in combination with Microsoft products.

Our patent license revenue is sporadic, and a decrease in patent revenue would materially affect our profitability and cash flow.

     Since 1998, we have relied on substantial fees generated by licensing of our various patents. These patent revenues tend to be sporadic and the patent licenses generally do not provide for ongoing revenue subsequent to the initial licensing fees. Future patent licenses may not occur and we may be unable to generate additional patent fees. Any inability to generate additional patent revenue would materially adversely affect our business, our profitability and working capital. In fiscal 2007, we generated no new license revenue.

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

  increase the licensing of patented technology to third parties;
  control costs related to patent litigation; and
  control our expenses.

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

  challenges to the validity of our patents;
  costs of litigation associated with our patent enforcement;
  our patent licensing strategies regarding when and the number of potential infringers we approach;
  our ability to pursue and successfully negotiate further patent licenses and generate patent revenues;
  the cost of maintaining our public status;
  the size, timing and contractual terms of any patent licensing agreements;
  changes in patent laws;
  our ability to retain staff; and
  changes in general economic conditions.

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
  policing the unauthorized use of our patented technology is difficult, expensive and time- consuming, and we may be unable to determine the extent of this unauthorized use; and
  litigation defendants typically challenge the validity of the patents and an adverse holding in this regard could cause us to lose one or more of our patents.

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

     While we have successfully negotiated licenses without the threat of litigation, patent enforcement is an inherently litigious process. In most situations, we have had to institute litigation in order to force alleged infringers to procure a license. Additionally, in the case of Microsoft, we have been subjected to long involved litigation even after a license was negotiated. Despite our winning that litigation, Microsoft has recently bought ProClarity and is strengthening the legal team to vigorously defend against our claims of infringement and to pursue challenges to our patents’ validity. While we are convinced of our position and the validity of our patents, Microsoft has consistently displayed a ‘scorched earth’ approach to those companies who pursue their rights when against Microsoft’s self-interest. Consequently, we expect our prosecution of this case to be very expensive and drawn out.

ITEM 2. PROPERTY

     We lease approximately 304 square feet of office space at 1700 Seventh Avenue, Ste. 2100, Seattle, Washington. Our space is part of a fully-serviced combined office that allows us to utilize the systems, meeting rooms, and services at a rate of $2,450 per month. The lease term is eight months and automatically renews for eight-month periods unless notice to terminate is given 60 days prior to the lease expiration date. The current term of the lease expires September 30, 2007. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents. Initially, we sought monetary damages and an injunction against ProClarity for licensing its products that we believed infringed our patents. In May 2006, Microsoft Corporation purchased all of the stock of ProClarity. Microsoft then asserted, through its counsel, that ProClarity would thereafter be covered by Microsoft Corporation’s license to the Timeline patents. Discovery in the case and information garnered through various other means had led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft. Under Washington law, we believed we either had to seek damages for such alleged breaches or elect the remedy of terminating the Timeline/Microsoft patent license agreement. By notice given in August 2006, we notified Microsoft of our termination of the license. In addition, we sought leave of the court to join Microsoft Corporation in the pending litigation and to assert directly against Microsoft claims of both patent infringement and breach of contract. The court subsequently granted permission and Microsoft was served with the amended complaint containing such claims.

     Subsequent to our fiscal 2007 year end, multiple events have taken place regarding the Microsoft litigation. First, on May 29, 2007, the Federal District Court for the Western District of Washington granted, in part, a motion filed by Microsoft requesting summary judgment. Under that ruling, the court dismissed our claim for termination of Microsoft Corporation’s Patent License Agreement (the “1999 Agreement”) with us. Furthermore, the court’s order instructed that we should pursue any claims for damages for breach against Microsoft in state courts in the State of Washington. On June 28, 2007, we filed an action in King County Superior Court on the alleged breaches under the 1999 Agreement. On June 1, 2007, we filed an action in King County Superior Court on a companion claim for breach of a separate 1995 agreement between Timeline and Microsoft. The net effect of these events is that we currently have ongoing claims in federal court against Microsoft's subsidiary ProClarity for patent infringement and in Washington state courts against Microsoft for breach of the 1995 Agreement and the 1999 Agreement.

     From time to time, we may also pursue litigation against other third parties to enforce or protect our rights under these patents or our intellectual property rights generally.*

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASERS OF EQUITY SECURITIES.

Common Stock

     Our common stock is traded on the OTC Bulletin Board and the Boston Stock Exchange under the symbol “TMLN.OB”.

     We initiated trading of our common stock on January 18, 1995, the effective date of our initial public offering of common stock, and our common stock traded on the Nasdaq SmallCap Market (Nasdaq) from its effective date until November 1997, following which time it has been quoted on the OTC Bulletin Board. The following table contains the high and low closing sales prices as reported by the OTC Bulletin Board, for each quarter of fiscal 2006 and 2007, and reflects inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Fiscal 2006				Fiscal 2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common Stock
High	$0.53	$0.50	$0.44	$0.75	$0.90	$0.76	$0.84	$0.86
Low	$0.18	$0.20	$0.20	$0.37	$0.40	$0.59	$0.68	$0.63

Holders

     As of June 1, 2007, there were 4,190,998 shares of common stock issued and outstanding, held by approximately 104 holders of record.

Dividends

     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain a significant portion of future earnings, if any, for use in the operation of our business. We only foresee the payment of dividends after having secured a reasonable level of working capital to insure we can execute our patent licensing activities. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors. The Board of Directors has previously indicated that it will consider making dividend payments out of the proceeds of any new patent licenses dependant upon the practical requirement to maintain an appropriate working capital position to continue to seek new licenses on the patents. However, there is no obligation to make such payments if new licenses occur, and we may never pay dividends on our common stock.**

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Prior to August 31, 2005 and in addition to our patent licensing strategy, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems. As previously disclosed and as discussed in Notes 1 and 13 to the financial statements included herein, during fiscal 2006 we sold all of our software licensing operations to Global Software, Inc. These software operations are discussed below under “Discontinued Operations.”

     Our consolidated financial statements for the fiscal year ended March 31, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We incurred a net loss of $1,297,070 for the 2007 fiscal year.  These factors raise substantial doubt about our ability to continue as a going concern.

     If we are not successful in our patent litigation against ProClarity Corporation, we believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.  Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to reduce operations or to raise additional funds through equity or debt financings, which may be on unfavorable terms or may not be available.  See “Liquidity and Capital Resources” below.**

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if we made different judgments or utilized different estimates. Our estimates or judgments are based in part on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

     We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the then remaining life of the respective patents, which had an initial life of 20 years. In the case of maintenance fees to renew our registration of a patent in a particular jurisdiction, the fee would then be amortized over the remaining portion of the original 20 year grant. Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.* At March 31, 2007, such a write-off would reduce our total assets by approximately $265,000. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

     We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* Such an adjustment would have no effect on our current cash.* In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.* Our primary long-lived assets, other than our capitalized patents, are our notes receivable from Global Software. As of March 31, 2007, we believe the notes receivable due from Global Software will be collected in due course and no impairment of value has been recorded.*

RESULTS OF OPERATIONS

     The Results of Operations discussed below are presented in a format different than in prior fiscal years to reflect the change in our business focus resulting from the sale of our software operations to Global Software in August 2005. We present management’s discussion on the basis of Results of Ongoing Operations, Results of Discontinued Operations, and Gain on Stock Sale and Asset Sale. In order to provide comparative analysis, we also restate prior fiscal periods consistent with this presentation of discontinued operations and ongoing operations.

Results of Ongoing Operations

Revenue/Gross (Loss) Profit

	Years Ended March 31,
	2007	2006	Change
Patent license revenue	$—	$800,362	N/A
Consulting revenue	—	621	N/A
Patent amortization expense	(29,518)	(26,005)	14%
Gross (loss) profit	$(29,518)	$774,978	(104)%

     We had no patent license revenue in fiscal 2007. We received new patent license revenues of $800,000 during the third quarter of fiscal 2006 as one-time payment under a Patent License Agreement and Release entered into with Sage Software, Inc. in December 2005. Patent license revenue is very sporadic. The most critical determinate of our future potential revenue is the claims being pursued against ProClarity Corporation, set for trial in October 2007. Even if we win this litigation, there can be long and costly appeals. However, if our patents survive the challenges to validity raised in the current litigation, we believe that the market for third parties who desire to obtain a patent license from us will be greatly enhanced.

     We intend to continue to pursue additional patent license agreements during fiscal 2008 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.**

     Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance. We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees. Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries. These costs are amortized over the remaining life of the various patents on a straight line basis. Patent amortization expenses for fiscal 2007 were $29,518 and for fiscal 2006 were $26,005. We have no new patent applications pending at this time nor do we expect to file any in the future.*

Operating Expense

	Years Ended March 31,
	2007	2006	Change
General and administrative	$359,990	$540,277	(33)%
Patent expense	1,007,384	229,471	339%
Depreciation	1,385	1,479	(6)%
Total operating expense	$1,368,759	$771,227	77%

     General and administrative expenses decreased 33% in fiscal 2007 as compared to fiscal 2006. During the first five months of fiscal 2006, salary expenses were allocated in part to our patent licensing operations (our continuing operations) and in part to our software operations (our discontinued operations). Starting on September 1, 2005 (after completion of the sale of our software operations to Global Software), all of the salaries of our remaining employees were expensed against our continuing operations.

Consequently, the above only reflects activities allocated to the patent licensing line of business in both periods. Nevertheless, included in the fiscal 2006 general and administrative expenses were several items associated with the sale of software operations and which will not be reoccurring. These include higher professional fees of approximately $63,000 as a one-time expense incurred in connection with the sale of our software business and $9,000 in additional accounting expenses in connection with several SEC filings and additional tax consulting associated with the sale to Global Software. Depreciation of physical assets decreased by 6% in fiscal 2007. Expenses of ongoing operations in all periods reflect the costs of maintaining the public entity.

     The costs associated with litigation or negotiation of patent licenses with third parties is accounted for as “patent expense”. These expenses increased by 339% in fiscal 2007 as compared to fiscal 2006 and are reflective of the increased activity in litigation. Since the attorneys representing Timeline are on a contingency fee arrangement, these costs mainly consist of fees charged for expert witnesses, court reporting, travel and document production. As discussed under Item 1, Business, the costs were substantially greater than we originally anticipated when the current litigation was only against ProClarity. Not only did the inclusion of Microsoft add to the complexity of the case, but it also increased the time until trial. We expect patent expenses for the fiscal quarter ending June 30, 2007 to also be substantial and to then decrease as the discovery phase of our litigation is expected to have ended by that date.* During the quarter ending December 31, 2007, these expenses will most likely again be substantial as our experts prepare for and testify at trial.* If our motion to reconsider the severance of contract claims against Microsoft is not granted, trial of those issues in state court cannot occur until 2008.* Consequently, we would expect to again incur discovery and expert witness costs as those cases progress towards trial in 2008.* In the event we receive a monetary recovery from our litigation, legal fees will be accrued as an expense against such recovery.*

     We expect our general and administrative expense to remain relatively flat in fiscal 2008 compared to fiscal 2007.*

Results of Discontinued Operations

	Years Ended March 31,
	2007	2006	Change
Loss from discontinued operations	—	$(114,460)	N/A

     Discontinued Operations consists of our prior software licensing operations (which were sold to Global Software in the second quarter of fiscal 2006), presented in accordance with FASB 144.

     We incurred a net loss from discontinued operations of $114,460 in fiscal 2006. For fiscal 2006, discontinued operations were conducted only for a period of five months. However, some expenses were incurred subsequent as the result of refunds to customers after completion of the sale of our discontinued operations to Global Software. Refunds were provided to maintenance customers who chose not to allow assignment of their contracts upon sale of operations or who felt they were due adjustments upon agreeing to assignment. We do not foresee that further refunds will be required in the future.*

Gain on Stock Sale and Asset Sale

     As previously disclosed, we recognized one-time gains in fiscal 2006 from the sale of our software operations to Global Software, consisting of a gain of approximately $1,287,000 from the Stock Sale, and a gain of approximately $1,068,000 from the Asset Sale. These gains reflect not only the receipt of cash and notes payable, but also the assumption of liabilities associated with the business segment; most notably the deferred income associated with ongoing maintenance obligations. Also included in these gains was $480,000 allocated to our covenant not to compete with the business acquired by Global Software for a period of 48 month from closing of the Asset Sale. These gains are recorded as a one time event and no future gains are expected to be recorded from these transactions.* The Asset Purchase Agreement for the sale of our software operations included certain standard indemnification obligations by us of Global Software; accordingly, there is a possibility of some future expenses associated with potential future indemnification claims against us. We are currently under audit in the United Kingdom on certain expenses associated with employee benefits, though we do not know when the audit will be completed. Any tax adjustment upon completion of the audit will be a warranty claim for which we will be responsible. We have accrued a reserve in the amount of approximately $64,000 on the advice of our U.K. based Chartered Accountants in anticipation of a settlement on this issue.

Other Income and Expense

     Other income and expense (other than from the sale of our discontinued operations) generated net income of approximately $100,000 in fiscal 2007 as interest income, compared to approximately $58,000 in fiscal 2006. In both fiscal years 2007 and 2006, the major components of other income and expense was from interest and foreign exchange transactions.

Income Tax

     No income tax expense was recorded in either fiscal 2007 or fiscal 2006. All income or loss was offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards. The gain from the sale of our discontinued operations was also offset by the net operating loss carry-forwards, so no net provision for tax expense has been provided.* See Note 7 to the financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2007, we had positive net working capital of approximately $414,000. Additionally, as of March 31, 2007, our cash and cash equivalents were approximately $785,000 compared to cash and cash equivalents of approximately $1,158,000 as of March 31, 2006. This decrease was due to the lack of any license revenue in fiscal 2007 and the increase in our operating costs, specifically litigation expenses.

     In addition, at March 31, 2007, we held two notes receivable from Global Software in principal amount totaling $1,000,000 from the sale of our discontinued operations. These notes receivable consist of (1) a $480,000 promissory note issued on July 20, 2005, of which $240,000, plus accrued and unpaid interest, was paid in January 2007 and $240,000, plus accrued and unpaid interest, is payable on July 20, 2008, and (2) a $520,000 promissory note issued on August 31, 2005, of which $260,000, plus accrued and unpaid interest, was paid in February 2007 and $260,000, plus accrued and unpaid interest, is payable on August 31, 2008. Both promissory notes bear interest at a rate of 6% per annum, and are general unsecured obligations of Global Software. These notes are subject to set off in the event of indemnification claims or other claims by Global Software against us under the Asset Purchase Agreement. As of March 31, 2007, Global Software had not made any indemnification or other set-off claims against us.

     We had no accounts receivable at March 31, 2007 or March 31, 2006.

     Total liabilities were approximately $430,000 at March 31, 2007 as compared to approximately $71,000 at March 31, 2006. The increase in total liabilities is attributable to significant increases in litigation-related expenses from our lawsuit against Microsoft and ProClarity.

     Effective June 2005, we terminated our line of credit with Silicon Valley Bank and paid off in full our outstanding loan balance. We do not have available to us another bank line of credit or other general borrowing facility. We have no off balance sheet financing arrangements.

     With the net proceeds we received from the sale of software operations, as discussed in Notes 1 and 13 to the financial statements included herein, together with any net cash provided by ongoing operations, we believe that our current cash and cash equivalents may be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.* However, subsequent to fiscal year-end, we accepted a discount of $40,000 for early payment of one of the two notes receivable held from Global Software in order to better match our litigation expenditures with our cash flow. We may borrow against the remaining note receivable or seek an infusion of capital in order to allow us to pursue claims against other parties after the results are known in the current litigation if an appeal is taken and assuming that the patents in issue are held to be valid.* If we are not successful in our patent litigation against ProClarity Corporation, we believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.*

ITEM 7. FINANCIAL STATEMENTS.

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

     The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of March 31, 2007, our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

     Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

Equity Compensation Plan and Warrant Grant Information

     The following table gives information as of March 31, 2007, the end of the our most recently completed fiscal year, about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans and option and warrant grants not covered under our equity compensation plans, described in the footnotes following the table below. For additional information on our stock option plans, see Note 11, “Shareholders’ Equity,” to our Consolidated Financial Statements for the fiscal year ended March 31, 2007 included in this report.

	(a)	(b)	(c)	(d)
	No. of Shares
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of		Total of Shares
	Outstanding	Outstanding	No. of Shares	Reflected in
	Options, Warrants	Options, Warrants	Available for	Columns
Plan Category	and Rights	and Rights	Future Issuance (1)	(a) and (c)
Equity Compensation
Plans Approved by
Shareholders (2)	79,000	$1.23	495,375	574,375

Equity Compensation
Plans and Warrant
Grants Not Approved
by Shareholders (3)	182,500	$1.23	—	182,500

TOTAL	261,500	$1.23	495,375	756,875
____________________

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of our 1994 Stock Option Plan, and Directors’ Nonqualified Stock Option Plan.
(3)	Consists of:
	(i)	a fully-vested performance-based option to purchase 75,000 shares of common stock granted to Mr. Osenbaugh in November 1997 (50% of which vested when the closing price of our common stock was at $2.00 or more for 10 consecutive days, and 50% of which vested when the closing price of our common stock was at $3.00 or more for 10 consecutive days);
	(ii)	a fully-vested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in February 1999 which vested February 2006;
	(iii)	a fully-vested performance-based option to purchase 50,000 shares of common stock granted to Mr. Osenbaugh in November 1999 which vested November 2006;
	(iv)	fully-vested warrants to purchase 7,500 shares of common stock granted to Silicon Valley Bank in September 2004 as part of a financing agreement, exercisable at $0.80 per share and which expire in September 2011.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit
Number		Description
3.1	(1)	Articles of Incorporation, as amended and in effect
3.2	(2)	Bylaws
4.1	(2)	Specimen Common Stock Certificate
10.1	(2)	Form of Employee Stock Option Agreement
10.2	(2)	1994 Stock Option Plan
10.3	(2)	Directors’ Nonqualified Stock Option Plan
10.4	(3)	Employee Stock Ownership Plan
10.5	(2)	Form of Indemnification Agreement with directors and officers
10.6	(4)	Asset Purchase Agreement, dated July 20, 2005, by and among Global Software, Inc., Timeline Acquisition LLC, Timeline, Inc. and WorkWise Software, Inc.
10.7	(4)	Source Code License Agreement, dated July 20, 2005, between Timeline, Inc. and Global Software, Inc.
10.8	(5)	Patent License Agreement, dated August 31, 2005, by and among Global Software, Inc., Timeline Acquisition LLC, Timeline, Inc. and WorkWise Software, Inc.
14	(6)	Code of Ethics for Financial Officers
21.1	(1)	Subsidiaries of Timeline, Inc
23.1	**	Consent of Williams & Webster P.S., Independent Registered Public Accounting Firm
31.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Charles R. Osenbaugh, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

**	Filed as an exhibit to this annual report on Form 10-KSB.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from Item 6 of Company’s 10-QSB for the quarter ended September 30, 2005.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from Item 27 of Company’s Registration Statement on Form SB-2 filed on October 18, 1994.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from the Company’s Registration Statement on Form S-8 filed on March 11, 1996.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on July 25, 2005.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on September 2, 2005.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 10-KSB for the year ended March 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMELINE, INC.

By:	/s/ Charles R. Osenbaugh
Charles R. Osenbaugh, President

Dated: June 26, 2007

     In accordance with the Exchange Act, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Charles R. Osenbaugh	Director, President	June 26, 2007
Charles R. Osenbaugh	Chief Executive Officer
Chief Financial Officer
and Treasurer

/s/ Donald K. Babcock	Director	June 26, 2007
Donald K. Babcock

/s/ Kent L. Johnson	Director	June 26, 2007
Kent L. Johnson

/s/ Terry Harvey	Director	June 26, 2007
Terry Harvey

TIMELINE, INC.

Form 10-KSB Annual Report

Board of Directors
Timeline, Inc.
Bellevue, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Timeline, Inc. as of March 31, 2007 and 2006, and the related statement of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timeline, Inc. at March 31, 2007 and 2006 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company has recorded significant losses from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
June 26, 2007

TIMELINE, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

ASSETS

	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$784,635	$1,158,172
Prepaid expenses and other current assets	59,469	66,359
Total current assets	844,104	1,224,531

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $18,943 and $17,558	2,676	4,061
CAPITALIZED PATENTS, net of accumulated
amortization of $138,310 and $108,791	265,118	282,712
Long-term notes receivable	505,609	1,038,252
Other assets	2,450	2,450
Total assets	$1,619,957	$2,552,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$346,436	$25,882
Accrued expenses	83,655	45,137
Total current liabilities	430,091	71,019
Total liabilities	430,091	71,019

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized,
4,190,998 issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,578,447
Accumulated deficit	(9,436,440)	(8,139,370)
Total shareholders’ equity	1,189,866	2,480,987
Total liabilities and shareholders’ equity	$1,619,957	$2,552,006

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUE:
Patent license	$—	$800,362
Consulting and other	—	621
Total revenues	—	800,983

COST OF REVENUES:
Patent license	29,518	26,005
Total cost of revenues	29,518	26,005
Gross (loss) profit	(29,518)	774,978

OPERATING EXPENSES:
General and administrative	359,990	540,277
Patents	1,007,384	229,471
Depreciation	1,385	1,479
Total operating expenses	1,368,759	771,227
(Loss) income from operations	(1,398,277)	3,751

OTHER INCOME:
Interest income and other	101,207	58,403
Total other income	101,207	58,403

Income (loss) from continuing operations before income taxes	(1,297,070)	62,154

Gain on stock sale of discontinued operations	—	1,287,132
Gain on asset sale of discontinued operations	—	1,068,390
Loss from discontinued operations, net of income tax	—	(114,460)
Net (loss) income	$(1,297,070)	$2,303,216

Basic net (loss) income per share	$(0.31)	$0.55
Diluted net (loss) income per share	$(0.31)	$0.55
Shares used in calculation of basic net (loss) income per share	4,190,998	4,190,998
Shares used in calculation of diluted net (loss) income per share	4,190,998	4,190,998

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, March 31, 2005	4,190,998	$41,910	$10,578,447	$(119,252)	$(10,442,586)	$58,519

Net income for year ended 3/31/06	—	—	—	—	2,303,216	2,303,216
Foreign currency translation
adjustment	—	—	—	119,252	—	119,252
Total comprehensive income						2,422,467

BALANCE, March 31, 2006	4,190,998	$41,910	$10,578,447	$—	$(8,139,370)	$2,480,987

Net loss for year ended 3/31/07	—	—	—	—	(1,297,070)	(1,297,070)
Stock based compensation	—	—	5,949	—	—	5,949
Total comprehensive income						(1,291,121)

BALANCE, March 31, 2006	4,190,998	$41,910	$10,584,396	$—	$(9,436,440)	$1,189,866

The accompanying notes are an integral part of these consolidated financial statements.

TIMELINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,297,070)	$2,303,216
Discontinued operations	—	(2,241,062)
	(1,297,070)	62,154
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	30,903	32,127
Stock-based compensation	5,949	—
Changes in operating assets and liabilities:
Accounts receivable	—	281,690
Prepaid expenses and other	6,890	(48,075)
Other assets	—	(2,450)
Accounts payable	320,554	(30,983)
Accrued expenses and other	38,518	(84,203)
Interest from note receivable	32,643	(38,252)
Increase (decrease) from discontinued operations	—	68,907

Net cash (used in) provided by operating activities	(861,613)	240,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(11,924)	(42,806)
Line of credit repayments	—	(61,327)
Proceeds from notes receivable	500,000	900,000

Net cash from investing activities	488,076	795,867

NET CHANGE IN CASH AND CASH EQUIVALENTS	(373,537)	1,036,782

CASH AND CASH EQUIVALENTS, beginning of year	1,158,172	121,390

CASH AND CASH EQUIVALENTS, end of year	$784,635	$1,158,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

1. THE COMPANY

Organization

     The accompanying consolidated financial statements are for Timeline, Inc. and subsidiaries. Timeline, which is headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries. Prior to September 1, 2005, we also developed, marketed and supported enterprise-wide financial management, budgeting and reporting software and event-based notification, application integration and process automation systems, and prior to July 20, 2005, we also had operations in the United Kingdom.

Operations

     On July 20, 2005, we entered into an Asset Purchase Agreement with Global Software, Inc. (“Global”) for the sale to Global of all of our software licensing operations. Under the terms of the Asset Purchase Agreement, the sale of our software business occurred in two stages, consisting of (1) the sale on July 20, 2005, of 100% of the stock in our U.K. subsidiary, Analyst Financials Limited, and certain other assets and customer contracts (the “Stock Sale”), and (2) the sale on August 31, 2005 of our other software assets (the “Asset Sale”), in each case in exchange for cash, promissory notes, and assumption of certain liabilities. We retain such assets as required to continue our patent licensing operations. The Stock Sale and the Asset Sale were reported in our financial statements in the period ended September 30, 2005. Operations of the software business conducted by Timeline and our subsidiaries during the periods covered in these financial statements are shown as discontinued operations.

     The Stock Sale resulted in a gain of $1,287,132 and the Asset Sale resulted in a gain of $1,068,390. At March 31, 2007, there were long-term notes receivable in the aggregate amount of $505,609 from Global Software. The notes are unsecured and bear an annual interest rate of six percent. Payments on the notes are due July 20, 2008 in the amount of $240,000 plus interest; and August 31, 2008 in the amount of $260,000 plus interest. Subsequent to year end, we accepted a discount of $40,000 for early payment of the note due on July 20, 2008.

     We continue in the business of licensing our intellectual property which consists of a portfolio of patents granted in nine countries. This line of business has generated approximately $14.8 million in total patent license fees since March 1998. However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

     We incurred a net loss of $1,297,070 for the 2007 fiscal year.  Our independent accountants have issued a “going concern” emphasis paragraph in their report on our financial statements for the fiscal year ended March 31, 2007, stating we have recorded significant losses from operations as a result of our material and costly litigation on claims which, if unsuccessful, may result in insufficient revenues to support operational cash flows.  With the net proceeds received from the Stock Sale on July 20, 2005 (including the discounted proceeds for pre-payment of the then remaining balance of the note receivable on said sale) and the Asset Sale on August 31, 2005, we believe that current cash and cash equivalent balances, and any net cash provided by continuing operations, may provide adequate resources to fund operations through March 31, 2008.  However, we may borrow against the remaining note receivable or seek an infusion of capital in order to allow us to pursue claims against other parties after the results are known in the current patent litigation if an appeal is taken and assuming that the patents in issue are held to be valid.  In the event funds from the patent infringement action against ProClarity are not available for whatever reason, we may seek additional financing to pursue contract claims against Microsoft in state court.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     All subsidiaries of Timeline are wholly-owned. Any revenue and expenses generated by our subsidiaries are reflected as discontinued operations in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

     We consider all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents. Cash equivalents are valued at cost, which approximates fair value, due to the short-term nature of these investments. Cash equivalents as of March 31, 2007 and 2006 were approximately $785,000 and $1,158,000, respectively, and consisted entirely of money market fund investments.

Concentration of Credit Risk

     We maintain our cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at March 31, 2007, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $684,635. The Company’s cash balance exceeded FDIC limits at March 31, 2006 by $1,058,172.

Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is three years.

Patents

     We capitalize the costs to obtain and maintain our patents on our technology. Such costs are amortized over the then remaining life of the patent and as amortized are included in patent licenses in cost of revenues. Costs to defend our patents are expensed as incurred. Patent amortization expenses were $29,518 and $26,005 for fiscal 2007 and 2006, respectively. At March 31, 2007 we carried a balance of $265,118 in capitalized patent costs net of accumulated amortization of $138,310.

Impairment of Long-lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not currently believe that any of our long-lived assets are impaired.

Fair Value of Financial Instruments

     Our financial instruments include cash and cash equivalents, receivables, accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying amounts based on current market indicators or their short-term nature.

Revenue Recognition

     We recognize revenue generated from the licensing of patents when a patent license agreement is signed, collectibility is probable and the amount of payment is fixed and determinable, consistent with SOP 97-2 and Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition” (SAB 101).

     For all licenses, we use a signed agreement as evidence of an arrangement. At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

     We assess the probability of collection based on a number of factors including the current financial condition of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

Cost of Revenue

     In prior years we have recorded as a cost of revenue amortization of capitalized patent acquisition costs. Since the sale of all operating assets of our software operations during fiscal 2006, this amortization expense remains the sole cost of revenue. In order to be consistent with prior years’ presentation, we have retained this presentation despite the fact there was no revenue during the fiscal year other than interest income which is reported as other income.

Note Receivable

     At March 31, 2007, we held two long-term notes receivable with an aggregate balance due in the amount of $505,609 from Global Software. The notes are unsecured and bear an annual interest rate of six percent. Payments on the notes are due July 20, 2008 in the amount of $240,000 plus interest, and August 31, 2008 in the amount of $260,000 plus interest. These notes are reflected on the balance sheet at face value plus accumulated interest. Subsequent to year end, we accepted a discount of $40,000 for early payment of the note due on July 20, 2008.

Stock-Based Compensation

     We historically applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (ABP No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (FIN No. 44), to account for our fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation costs for fixed awards with pro rata vesting were recognized using the straight-line method. SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) and FASB Statement No. 123R, “Share-Base Payments” (SFAS No. 123R), established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.

     As allowed by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123 through the end of fiscal 2006. Beginning fiscal 2007, we now calculate and record the then historical balance sheet impact that SFAS No. 123R would have caused had it been applicable in all prior periods. Starting in fiscal 2007, the then unamortized cost of employee stock option grants calculated under the fair value method continued to amortize over the remaining life of the applicable options and accrued amortization was expensed each quarter as reflected in the Statement of Operations, Statement of Cash Flow and Balance Sheet until fully amortized or expired.

     The following table illustrates the effect on net (loss) income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2007	2006
Net (loss) income, as reported	$(1,297,070)	$2,303,216
Add stock-based employee compensation expense
included in reported net (loss) income	5,949	—
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards	(5,949)	(12,500)

Pro forma net (loss) income	$(1,297,070)	$2,290,716

Basic and diluted net (loss) income per share – as reported	$(0.31)	$0.55

Basic and diluted net (loss) income per share – pro forma	$(0.31)	$0.55

     Options and warrants issued to nonemployees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model.

     The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. No options were granted in fiscal 2007 or fiscal 2006.

Net Income (Loss) per Common Share

     We have adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 254,000 stock options and 7,500 warrants of common stock equivalents outstanding at March 31, 2007. At March 31, 2006, there were 261,000 stock options and 107,500 warrants of common stock equivalents outstanding. Basic earnings per share and diluted earnings per share were the same at March 31, 2007 because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Comprehensive Gain or Loss

     Accumulated other comprehensive gain or loss consisted of stock based compensation of $5,949 at March 31, 2007 and zero at March 31, 2006.

Income Taxes

     We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See Note 7.)

Foreign Currency Translation

     The functional currency of our former foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations were translated to U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts were translated into U.S. dollars using average rates of exchange for the period. The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive gain or loss in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Accounts Receivable

     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts using a set percentage based on aging of the receivable, i.e., 1% for receivables within 60 days of due date and 5% for those 61 days or more past the due date. Account balances are written off against the allowance when we deem specific customer amounts to be uncollectible.

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

     Amortization of intangible assets other than patents was $0 in the fiscal years ended March 31, 2007 and March 31, 2006.

     We had no goodwill at March 31, of either fiscal 2007 or 2006. In fiscal 2006, the then remaining balance of unamortized goodwill at the time of the sale of the stock of Analyst Financials Limited was written off in calculating the gain on sale.

New Accounting Pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We have not determined the effect that adopting this statement would have on our financial condition or results of operation.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no effect on our financial condition or results of operations.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on our financial condition or results of operations.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any the adoption of FIN 48 will have on our disclosure requirements.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

3. MAJOR CUSTOMERS

     During fiscal 2007, we earned no patent license revenue. During fiscal 2006, one patent customer comprised approximately 99% of our total patent license revenue. At March 31, 2007 and 2006, we had no accounts receivable.

4. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
Allowance for	Beginning of	Costs and		End
Doubtful Accounts	Year	Expenses	Write-offs	of Year
Year ended March 31, 2006	$17,613	$(17,613)	$—	$—
Year ended March 31, 2007	$—	$—	$—	$—

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31:

	2007	2006
Computer equipment	$17,689	$17,689
Office equipment	3,930	3,930
	21,619	21,619
Less – accumulated depreciation	(18,943)	(17,558)

Total property and equipment, net of
accumulated depreciation	$2,676	$4,061

     We depreciate our property and equipment on a straight line basis over an expected life of three years. During fiscal 2007 depreciation expense was $1,385 and during fiscal 2006 depreciation expense was $1,479.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31:
	2007	2006
Compensation and benefits	$9,716	$45,137
Other	73,939	—

Total accrued expenses	$83,655	$45,137

7. INCOME TAXES

     We have determined that the deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. Our deferred tax assets (liabilities) were as follows as of March 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,347,000	$1,915,000
Research and experimentation credit	127,000	224,000
Deferred revenues	—	—
Other	—	—

Gross deferred tax assets	2,474,000	2,319,000
Less - valuation allowance	(2,474,000)	(2,319,000)

Deferred tax liabilities:
Capitalized software/patent costs	—	—

Net deferred tax assets	$—	$—

     The net operating loss carryforwards of approximately $6 million and research and experimentation credit carryforwards of approximately $127,000 in the United States begin expiring in 2011 and 2008, respectively.

     The valuation allowance increased by $155,000 during the year ended March 31, 2007 due to losses in operating income, partially offset by the lapse of certain tax credit carryovers.

     The Company recorded tax expense of $0 in both fiscal 2007 and fiscal 2006, respectively.

8. 401(k) SAVINGS AND PROFIT SHARING PLAN

     Prior to December 31, 2005, all employees of over 21 years of age had the option of participating in a Company-sponsored 401(k) savings and profit sharing plan. Employees could contribute up to 80% of their gross pay subject to statutory maximums. At our discretion, we made contributions to the plan based on a percentage of participants' contributions. Employer contributions would vest over a period of six years. We made contributions of $4,367 to the plan during the year ended March 31, 2006. The plan was terminated effective November 2005.

9. EMPLOYEE STOCK OWNERSHIP PLAN

     During March 1996, we established an Employee Stock Ownership Plan (ESOP) that covered substantially all U.S. employees. We did not make any matching or discretionary contributions in fiscal 2007 or 2006. The plan was terminated effective December 2006.

10. COMMITMENTS AND CONTINGENCIES

Litigation

     In June 2005, we filed an action in the Federal District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents. Initially, we sought monetary damages and an injunction against ProClarity licensing its products that we believe infringe our patents.

In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation. Microsoft then asserted, through counsel, that ProClarity Corporation would thereafter be covered by Microsoft Corporation’s license to the Timeline patents. By this time, discovery in the case and information garnered through various other means had led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft. Under Washington law, we believed we then either had to seek damages for such alleged breaches or elect the remedy of terminating the Timeline/Microsoft patent license agreement. By notice given in August 2006, we notified Microsoft we had terminated the license. Furthermore, we sought and were granted leave of the court to join Microsoft Corporation in the pending litigation and to assert directly against Microsoft claims of both patent infringement and breach of contract.

      Subsequent to our fiscal 2007 year end, multiple events have taken place regarding the Microsoft litigation. First, on May 29, 2007, the Federal District Court for the Western District of Washington granted, in part, a motion filed by Microsoft requesting summary judgment. Under that ruling, the court dismissed our claim for termination of Microsoft Corporation’s Patent License Agreement (the “1999 Agreement”) with us. Furthermore, the court’s order instructed that we should pursue any claims for damages for breach against Microsoft in state courts in the State of Washington. On June 28, 2007, we filed an action in King County Superior Court on the alleged breaches under the 1999 Agreement. On June 1, 2007, we filed an action in King County Superior Court on a companion claim for breach of a separate 1995 agreement between Timeline and Microsoft. The net effect of these events is that we currently have ongoing claims in federal court against Microsoft's subsidiary ProClarity for patent infringement and in Washington state courts against Microsoft for breach of the 1995 Agreement and the 1999 Agreement.

     From time to time, we may pursue litigation against other third parties to enforce or protect our rights under this patent or our intellectual property rights generally.

Guarantees

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of our former customer software license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

     Indemnification and warranty provisions contained within our prior customer software license and service agreements are generally consistent with those prevalent in the software industry. The duration of our product warranties generally does not exceed 90 days following delivery of the products. We have not incurred significant obligations under customer indemnifications or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnifications or warranty-related obligations. In connection with the sale of our software licensing business to Global Software, we agreed in the Asset Purchase Agreement to indemnify Global for certain warranty claims that may be made under these customer software license and service agreements being sold to Global. As of March 31, 2007, no such warranty or indemnification claims had been made against us. However, we have received notice from Global that Timeline is required to cover the cost of any assessment under an ongoing tax audit being conducted in the United Kingdom on certain employee benefits of our former subsidiary Analyst Financial Limited which relate to periods prior to the sale. We have accrued a reserve of $64,000 on this potential liability.

Leases

     We had no non-cancelable operating lease agreements involving equipment at March 31, 2007. We have a lease on office space with an eight-month term that is cancelable upon 60 days notice prior to the end of the term. The following is a schedule of future minimum lease payments under this lease as of March 31, 2007:

      Fiscal Year ending March 31,

2008	$14,700
2009 and beyond	—

Total minimum lease payments	$14,700

     Rent expense amounted to $31,211 and $93,945 for the years ended March 31, 2007 and 2006, respectively.

11. SHAREHOLDERS' EQUITY

     At March 31, 2007, the Company had granted options and warrants to purchase 261,500 shares of common stock, including those described below.

Stock Options

     We have two plans: The 1994 Stock Option Plan (the "1994 Plan") and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). An aggregate of 600,000 shares of common stock are collectively reserved for issuance upon exercise of options granted to our employees, directors and consultants under the 1994 Plan and the Directors' Plan (collectively, the "Stock Option Plans") and 495,375 shares are available for grant as of March 31, 2007. The exercise price of any options to be granted is typically equal to or greater than the fair market value of the common stock at the date of grant. Options under these plans generally vest ratably over three or four-year periods. The term of the options is for a period of 10 years or less. Options automatically expire 90 days after termination of employment.

     In February 1999, we granted a performance-based stock option to our President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. This option vested in full in February 2006, seven years from the date of grant.

     In November 1999, we granted a performance-based stock option to our President/CEO to purchase 50,000 shares of common stock at an exercise price of $1.875 per share. This option vested in full in November 2006, seven years from the date of grant.

     In January 2001, we granted a performance-based stock option under the 1994 Stock Option Plan to our President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.156 per share. This option will vest in full when our common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by Timeline. This option had not vested as of March 31, 2007.

     In June 2002, we granted a performance-based stock option under the 1994 Stock Option Plan to our President/CEO to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. This option will vest in full when our common stock closes trading at a price of $7.50 or more per share for a period of 10 consecutive days. In any event, this option will vest, if not otherwise vested, seven years from the date of grant provided that this individual is then employed by Timeline. This option had not vested as of March 31, 2007.

     Options outstanding as of each period are as follows:

	Options Issued to		Options Issued to
	Employees Under the Plans		Employees Outside the Plans
	Number of	Weighted	Number of	Weighted
	Shares under	Average	Shares under	Average
	Options	Exercise Price	Options	Exercise Price
Balance, March 31, 2005	270,000	$1.36	175,000	$1.25
Granted	—	—	—	—
Canceled	(184,000)	$0.86	—	—

Balance, March 31, 2006	86,000	$1.21	175,000	$1.25
Granted	—	—	—	—
Canceled	(7,000)	$1.00	—	—

Balance, March 31, 2007	79,000	$1.00	175,000	$1.25

     Information relating to stock options outstanding and stock options exercisable at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	of Shares	Average	Average	of Shares	Average
	under	Remaining	Exercise	under	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price
$1.00-$2.44	254,000	2.16	$1.24	204,000	$1.07

     At March 31, 2007 and 2006, options to purchase 204,000 and 161,000, respectively, were exercisable at weighted average exercise prices of $1.07 and $1.09 per share, respectively.

Warrants

     In September 2004, we issued Silicon Valley Bank a warrant to purchase 7,500 shares of common stock with an exercise price of $0.80 per share, as part of a financing agreement. The warrant has a term of seven years, expiring on September 23, 2011. The aggregate fair value of these warrants was approximately $6,000 and was recognized as interest expense.

12. LINE OF CREDIT

     On September 23, 2004, we entered into an accounts receivable financing agreement with Silicon Valley Bank. Under the terms of the financing, we were able to borrow up to a maximum of $350,000, limited to 80% of its then qualified receivables. Qualified receivables were generally trade receivables from U.S. customers not outstanding more than 90 days. The interest rate varied dependent upon our then quick ratio. The rate was the greater of a fixed rate of six to eight percent or a variable rate of prime plus one and one-half to three and one-half percentage points. In connection with the financing agreement, we granted the lender a security interest in all of our assets and also granted the lender a warrant to purchase 7,500 shares of our common stock. On June 2, 2005, the line of credit and security interest was terminated.

13. DISCONTINUED LINE OF BUSINESS

     As previously disclosed, during the quarter ended September 30, 2005, we sold all of our software licensing operations to Global Software, Inc. The Stock Sale closed on July 20, 2005, and the Asset Sale closed on August 31, 2005. In conformity with generally accepted accounting principles, we accounted for the disposition of our software operations as the disposition of a significant portion of our business.

     There were no assets and liabilities of the discontinued line of business as of March 31, 2007 or 2006.

Condensed results of the discontinued line of business were as follows:
	March 31, 2007	March 31, 2006
Revenues	$—	$1,018,055
Cost of revenues	—	(185,704)
Gross profit	—	832,351

Operating expenses	—	(883,175)
Other – foreign exchange	—	(63,636)
Income taxes	—	—

Loss from discontinued
operations	$—	$(114,460)

The cash flows of the discontinued line of business were as follows:

	March 31, 2007	March 31, 2006
Cash flow used in discontinued
operations	$—	$(114,460)

14. SUBSEQUENT EVENTS

     Subsequent to our fiscal year end, the Federal District Court for the Western District of Washington in Seattle granted in part a Microsoft Corporation Motion for Summary Judgment. Under that ruling, Timeline’s claim for termination of Microsoft Corporation’s Patent License Agreement (the “1999 Agreement”) was dismissed. Furthermore, the court then declined to exercise its discretion to allow claims for breach of contract against Microsoft to be tried in Federal District Court in the same action as the claims for infringement against ProClarity; Microsoft’s now wholly owned subsidiary. The court’s order advised us that any claims for damages for breach against Microsoft should be brought in Washington State courts as they now involve solely issues of state law. We have filed an action in King County Superior Court on a companion claim for breach of a separate 1995 agreement between Timeline and Microsoft. On June 28, 2007, we also filed an action in King County District Court on the alleged breaches of the 1999 Agreement. The net affect of these subsequent events is that we currently have ongoing claims in federal court against ProClarity for patent infringement and we are claiming damages for breach under state law against Microsoft under the two agreements as opposed to a claim for patent royalties against Microsoft.

     Additionally, on June 6, 2007, we accepted a discount of $40,000 for early payment of one of the two notes receivable held from Global Software in order to better match our litigation expenditures with our cash flow.