Form 10QSB
period 2007-06-30
TIMELINE INC
filed 2007-08-14
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

--------------------------------------------
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of,
ASSETS	2007 (Unaudited)	March 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$429,535	$784,635
Prepaid expenses and other	33,442	59,469
Total current assets	462,977	844,104

Property and equipment, net of accumulated depreciation of $19,280 and $18,943	2,339	2,676

Capitalized patents, net of accumulated amortization of $145,885 and $138,310	259,443	265,118

Long-term notes receivable	266,539	505,609

Other assets	2,450	2,450
Total assets	$993,748	$1,619,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$239,670	$346,436
Accrued expenses	49,256	83,655
Total current liabilities	288,926	430,091
Total liabilities	288,926	430,091

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,584,396
Accumulated deficit	(9,921,484)	(9,436,440)
Total shareholders’ equity	704,822	1,189,866
Total liabilities and shareholders’ equity	$993,748	$1,619,957

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2007 and 2006 (unaudited)

	2007	2006

REVENUE:
Patent license	$-	$-
Consulting and other	-	-
Total revenues	-	-

COST OF REVENUES:
Patent license	7,575	7,249
Total cost of revenues	7,575	7,249
Gross profit	(7,575)	(7,249)

OPERATING EXPENSES:
General and administrative	26,884	78,147
Patents	426,619	30,686
Depreciation	338	371
Discount on Note Receivable	40,000	-
Total operating expenses	493,841	109,204
Loss from operations	(501,416)	(116,453)

OTHER INCOME
Interest income and other	16,371	26,492
Total other income	16,371	26,492

Loss from operations before income taxes	(485,045)	(89,961)

Provision for income tax	-	-
Net loss	$(485,045)	$(89,961)

Basic net loss per share from continuing operations	$(0.12)	$(0.02)
Diluted net loss per share	$(0.12)	$(0.02)
Shares used in calculation of basic net loss per share	4,190,998	4,190,998
Shares used in calculation of diluted net loss per share	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended June 30, 2007 and 2006 (unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(485,045)	$(89,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,912	7,620
Reassessment of UK tax liability accrual	(34,000)	-
Discount on note receivable	40,000	-
Stock-based compensation	-	5,950
Changes in operating assets and liabilities:
Prepaid expenses and other	26,027	(12,237)
Accounts payable	(106,765)	3,351
Accrued expenses and other	(400)	(35,908)
Interest from note receivable	(929)	(14,999)

Net cash used in operating activities	(553,200)	(136,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(1,900)	(4,139)
Proceeds from note receivable	200,000	-

Net cash from (used in ) investing activities	198,100	(4,139)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(355,100)	(140,323)

CASH AND CASH EQUIVALENTS, beginning of period	784,635	1,158,172

CASH AND CASH EQUIVALENTS, end of period	$429,535	$1,017,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1. THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries. Timeline, which is headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.

Operations

We are in the business of licensing our intellectual property which consists of a portfolio of patents granted in nine different countries consisting of the United States of America, Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore. This line of business has generated approximately $14.8 million in total patent license fees since March 1998. However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

As of June 30, 2007, we had net working capital of approximately $174,000 and had an accumulated deficit of approximately $9,921,000 with total shareholders’ equity of approximately $705,000. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern. Our auditors for fiscal year ended March 31, 2007, added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern. If we are not successful in our patent litigation against ProClarity Corporation, we believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008. Our revenue is unpredictable, and a revenue shortfall could deplete our limited financial resources and require us to borrow against our note receivable, reduce operations or to raise additional funds through equity or debt financings, which may be on unfavorable terms or may not be available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Statements

The accompanying consolidated financial statements are unaudited, but in our opinion the financial statements include all adjustments necessary to state fairly the financial information set forth in this Report in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with our annual financial statements for the year ended March 31, 2007, as previously reported in our Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. Accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of our financial position and results of operations.

Basis of Presentation

Our subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter ended June 30, 2007.

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

We assess the probability of collection based on a number of factors including the current financial condition of the customer. We do not request collateral from our customers. If it is determined that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

Net Income (Loss) per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 254,000 stock options and 7,500 warrants of common stock equivalents outstanding at June 30, 2007. Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value method of accounting for stock-based compensation as required under SFAS No. 123R and also elected to use the modified prospective method of transition. As a result, an expense of $5,950 was recorded to reflect the unvested portion of previously granted stock options which vested over the first seven months of fiscal 2007. No new options were granted during fiscal 2007 or the first quarter of fiscal 2008 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as we maintain a valuation allowance that fully offsets our deferred tax assets.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and March 31, 2007.

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

3. LITIGATION

In June 2005, we filed an action in the United States District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents. We are seeking monetary damages and an injunction against ProClarity licensing its products that we believe infringe our patents. A trial date of October 16, 2007 has been set.

In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation. We had gained information through discovery in the case against ProClarity and information garnered through various other means that led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft (the “1999 Agreement”). On June 28, 2007, we filed an action in King County Superior Court on the alleged breaches under the 1999 Agreement.  As a result, we currently have ongoing claims in federal court against Microsoft's subsidiary ProClarity for patent infringement and in Washington state court against Microsoft for breach of the 1999 Agreement.

On June 1, 2007, we also filed an action in King County Superior Court on a companion claim against Microsoft for breach of a separate 1995 agreement between Timeline and Microsoft. Subsequent to the quarter ended June 30, 2007, on August 10, 2007 the Superior Court granted a motion on behalf of Microsoft that damages for breach of the 1995 agreement are barred by the statute of limitations contained in the Washington Uniform Commercial Code (UCC) which covers the work for hire Timeline did for Microsoft. The ruling, which may be appealed, holds that the work performed was for a good as opposed to services and, therefore, the UCC’s four year statute of limitations applies as opposed to the normal six year statute applicable to services. We intend to appeal this ruling.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under our patents or our intellectual property rights generally.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2007, under the caption “Risk Factors.” When used in this Report, the words "anticipate," "believe," "predict," "intend," "may," “could,” “should,” ”would,” "will," "expect," “future,” “continue,” and variations of such words and similar expressions as they relate to our business are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Risk Factors” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

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

Our consolidated financial statements for the quarter ended June 30, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $485,045 for the quarter ending June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

If we are not successful in our patent litigation against ProClarity Corporation, we believe that our current cash and cash equivalents, and any net cash provided by operations may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008. Our licensing revenue is unpredictable. An adverse court decision against us in our litigation against ProClarity with respect to the validity and enforceability of our patents could practically prevent us entering into future patent licenses and foreclose any future licensing revenues. Such a result could require us to reduce operations or to raise additional funds through equity or debt financings, which may be on unfavorable terms or may not be available. See “Liquidity and Capital Resources” below.**

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the then remaining life of the respective patents, which had an initial life of 20 years. In the case of maintenance fees to renew our registration of a patent in a particular jurisdiction, the fee would then be amortized over the remaining portion of the original 20 year grant. Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.* At June 30, 2007, such a write-off would reduce our total assets by approximately $259,000. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including notes receivable, property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* Such an adjustment would have no effect on our current cash.* In the event that any of our long-term notes receivable became uncollectible, it would affect our expected cash flow as of the due date.* Our primary long-lived assets, other than our capitalized patents, is our note receivable from Global Software. As of June 30, 2007, we believe the note receivable due from Global Software will be collected in due course and no impairment of value has been recorded.*

RESULTS OF OPERATIONS

Results of Operations

Revenue/Gross Loss

	Three Months Ended June 30,
	2007	2006	Change

Patent licenses	$-	$-	N/A
Patent amortization expense	(7,575)	(7,249)	4%
Total gross loss	$(7,575)	$(7,249)	4%

We received no patent license revenues during the first quarter of fiscal 2008 or fiscal 2007. Patent license revenue is very sporadic. We do not foresee success in negotiating additional licenses until the litigation we instituted against ProClarity Corporation is resolved. We believe the outcome of this litigation is material to our future prospects.* Microsoft Corporation acquired ProClarity after the suit was filed. We believe that not only are Microsoft ISVs inclined to await the outcome of this litigation before seeking a license; but also the industry in general. Knowing Microsoft is fighting the patents on all available fronts, potential licensees would logically wait to see if our patents can withstand such scrutiny on validity and coverage.* Assuming a successful outcome in the ProClarity lawsuit, we intend to pursue patent license agreements during the remainder of fiscal 2008 and beyond, but we cannot predict the outcome of ongoing and future negotiations and there are no assurances that we will be successful in entering into additional patent licenses, or the timing or amount of any such licenses.*

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance. We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees. Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries. These costs are amortized over the remaining life of the various patents on a straight line basis. The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under ‘Operating Expense’ below. Patent amortization expenses for the first quarter of fiscal 2008 increased by 4%, over the comparable period in fiscal 2007 due to additional patent-related fees incurred during the last twelve months and added to the amortizable base.

Operating Expense

	Three Months Ended June 30,
	2007	2006	Change

General and administrative	$26,884	$78,147	(66)%
Patent expense	426,619	30,686	1,290%
Depreciation	338	371	9%
Discount on note receivable	40,000	-	N/A
Total operating expenses	$493,841	$109,204	352%

Expenses of operations in all periods reflect costs associated with patent litigation, pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity. Due to the reduced nature of the our business, we have attempted to streamline administrative expenses, including by making changes in insurance coverage and using outside services for tax preparation. This process and activities associated with completing the transition from software licensing and maintenance caused a gradual reduction in general and administrative expenses. Additionally, in the first quarter of fiscal 2008, we reduced our reserve for a potential tax liability in the UK from approximately $64,000 to approximately $30,000, to reflect our currently anticipated potential liability. These savings reduced our operating expenses by 66% in fiscal 2008’s first quarter as compared to the same period last year. We expect our general and administrative expense in future periods to be roughly comparable to those for the quarter ended June 30, 2007.*

Patent expense includes the costs of litigation, which mainly consists of expert witness fees, travel and reporting costs associated with depositions, and document production costs. In June 2005, we filed an action in the United States District Court for the Western District of Washington against ProClarity Corporation alleging patent infringement and seeking monetary damages against ProClarity. This case is set for trial in October 2007. Under the Court’s schedule, discovery cutoff was approximately June 20, 2007. Consequently, expenses during the quarter were substantial (up 1290%), particularly for discovery costs. We expect much lower costs in the quarter ending September 30, 2007. In the quarter ending December 31, 2007, these expenses are likely to increase to a substantial level for trial costs and as we utilize our experts as witnesses and advisors during the trial. Additionally, in the event we obtain a monetary recovery from ProClarity, contingent legal fees will be accrued as an expense against such recovery.*

During the quarter ended at June 30, 2007, we also incurred a non-cash expense of $40,000 in discounting one of the notes receivable held from Global Software from the previous sale of our software operations. We negotiated this discount in exchange for early payment on the note in order to match our cash flow with the increase in activity during the quarter to prepare for trial of the patent case against ProClarity.

Depreciation expense decreased in the quarter ended June 30, 2007 to $338 from $371 in the quarter ended June 30, 2006.

Other Income and Expense

Other income and expense generated net income of approximately $16,000 in the first quarter of fiscal 2008 and consisted entirely from interest income. This compared to a gain of approximately $26,000 in the first quarter of fiscal 2007.

Income Tax

No income tax expense was recorded in the comparable three-month periods of either fiscal 2008 or fiscal 2007. All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had positive net working capital of approximately $174,000. Additionally, as of June 30, 2007, our cash and cash equivalents were approximately $430,000 compared to cash and cash equivalents of approximately $785,000 as of March 31, 2007. This decrease was due to losses incurred during the quarter from ongoing expenses primarily from our patent litigation and no patent license revenue.

At June 30, 2007, we held one note receivable from Global Software, Inc. in principal amount totaling $260,000 from the sale of our software operations to them during fiscal 2006. This note receivable plus accrued and unpaid interest is payable on August 31, 2008. The promissory note bears interest at a rate of 6% per annum, and is a general unsecured obligation of Global. The note is subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement. As of June 30, 2007, Global had not made any indemnification or other set-off claims against us.

We had no accounts receivable at June 30, 2007 or March 31, 2007.

Total liabilities were approximately $289,000 at June 30, 2007 compared to approximately $430,000 at March 31, 2007. The decrease in total liabilities is attributable to decreases in accounts payable and accrued expenses.

If we are not successful in our patent litigation against ProClarity Corporation, we believe that our current cash and cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.* We may borrow against the remaining note receivable or seek an infusion of capital in order to allow us to pursue claims against other parties after the results are known in the current litigation if an appeal is taken and assuming that the patents in issue are held to be valid.*

Risk Factors

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007. In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following factors:

•	the results of our litigation against ProClarity Corporation and against Microsoft Corporation,
•	our patent licensing strategies regarding when and the number of potential infringers we approach,
•	our ability to pursue and successfully negotiate further patent licenses and generate patent revenues,
•	challenges to the validity of our patents,
•	costs of litigation associated with our patent enforcement, and
•	the cost of maintaining our public status.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, we filed an action in the United States District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents. We are seeking monetary damages and an injunction against ProClarity licensing its products that we believe infringe our patents. A trial date of October 16, 2007 has been set.

In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation. We had gained information through discovery in the case against ProClarity and information garnered through various other means that led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft (the “1999 Agreement”). On June 28, 2007, we filed an action in King County Superior Court against Microsoft Corporation alleging Microsoft’s breach of the 1999 Agreement.  As a result, we currently have ongoing claims in federal court against Microsoft's subsidiary ProClarity for patent infringement and in Washington state court against Microsoft for breach of the 1999 Agreement.

On June 1, 2007, we also filed an action in King County Superior Court on a companion claim against Microsoft for breach of a separate 1995 agreement between Timeline and Microsoft. Subsequent to the quarter ended June 30, 2007, the Superior Court entered an order on August 10, 2007 that this claim is barred by the statute of limitations under Washington’s Uniform Commercial Code. We intend to appeal this ruling.

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

Timeline, Inc. (Registrant)

Date: August 13, 2007	By:	/s/ Charles R. Osenbaugh
Charles R. Osenbaugh
President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.