Form 10QSB
period 2007-09-30
TIMELINE INC
filed 2007-11-13
CIK 909736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------------------------
FORM 10-QSB
--------------------------------------------

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, $.01 Par Value	4,190,998

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2007 (Unaudited)	As of, March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,447	$784,635
Note receivable	270,471	—
Prepaid expenses and other	18,647	59,469
Total current assets	515,565	844,104

Property and equipment, net of accumulated depreciation of $19,618 and $18,943	2,001	2,676

Capitalized patents, net of accumulated amortization of $153,515 and $138,310	257,819	265,118

Long-term notes receivable	—	505,609

Other assets	2,450	2,450
Total assets	$777,835	$1,619,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$280,563	$346,436
Accrued expenses	24,197	83,655
Total current liabilities	304,760	430,091
Total liabilities	304,760	430,091

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,584,396
Accumulated deficit	(10,153,231)	(9,436,440)
Total shareholders’ equity	473,075	1,189,866
Total liabilities and shareholders’ equity	$777,835	$1,619,957

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Patent license	$—	$—	$—	$—
Consulting and other	—	—	—	—
Total revenues	—	—	—	—

COST OF REVENUES:
Patent license	7,631	7,358	15,205	14,607
Total cost of revenues	7,631	7,358	15,205	14,607
Gross loss	(7,631)	(7,358)	(15,205)	(14,607)

OPERATING EXPENSES:
General and administrative	42,688	80,527	69,572	158,674
Patents	189,056	48,722	615,675	79,408
Depreciation	338	338	677	709
Discount on note receivable	—	—	40,000	—
Total operating expenses	232,082	129,587	725,924	238,791
Loss from operations	(239,713)	(136,945)	(741,129)	(253,398)

OTHER INCOME:
Interest income and other	7,966	26,505	24,337	52,998
Total other income	7,966	26,505	24,337	52,998

Loss from operations before income taxes	(231,747)	(110,440)	(716,792)	(200,400)

Provision for income tax	—	—	—	—
Net loss	$(231,747)	$(110,440)	$(716,792)	$(200,400)

Basic net loss per share from operations	$(0.06)	$(0.03)	$(0.17)	$(0.05)
Diluted net loss per share	$(0.06)	$(0.03)	$(0.17)	$(0.05)
Shares used in calculation of basic and diluted net loss per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(716,792)	$(220,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,881	15,316
Reassessment of UK tax liability accrual	(60,586)	—
Discount on note receivable	40,000	—
Stock-based compensation	—	5,950
Changes in operating assets and liabilities:
Prepaid expenses and other	40,822	18,845
Accounts payable	(65,873)	(7,395)
Accrued expenses and other	1,128	(36,194)
Interest from note receivable	(4,861)	(30,000)
Net cash used in operating activities	(750,281)	(233,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(7,907)	(5,162)
Proceeds from note receivable	200,000	—
Net cash from (used in) investing activities	192,093	(5,162)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(558,188)	(239,040)

CASH AND CASH EQUIVALENTS, beginning of period	784,635	1,158,172

CASH AND CASH EQUIVALENTS, end of period	$226,447	$919,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries. Timeline, which is headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.

Operations

We are in the business of licensing our intellectual property which consists of a portfolio of patents granted in nine different countries consisting of the United States of America, Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore. At September 30, 2007, this line of business had generated approximately $14.8 million in total patent license fees since March 1998. However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

As of September 30, 2007, we had net working capital of approximately $211,000 and had an accumulated deficit of approximately $10,153,000 with total shareholders’ equity of approximately $473,000. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern. Our auditors for fiscal year ended March 31, 2007, added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern. Subsequent to September 30, 2007, we settled our patent litigation against ProClarity Corporation and we believe that our current cash and cash equivalents, and any net cash provided by operations are sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying consolidated financial statements are unaudited, but in our opinion the financial statements include all adjustments necessary to state fairly the financial information set forth in this report in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Accordingly, these financial statements should be read in conjunction with our annual financial statements for the year ended March 31, 2007, as previously reported in our Form 10-KSB.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Basis of Presentation

Our subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter ended September 30, 2007.

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

Net Income (Loss) per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 250,000 stock options and 7,500 warrants of common stock equivalents outstanding at September 30, 2007. Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value method of accounting for stock-based compensation as required under SFAS No. 123R and also elected to use the modified prospective method of transition. As a result, an expense of $5,950 was recorded to reflect the unvested portion of previously granted stock options which vested over the first seven months of fiscal 2007. No new options were granted during fiscal 2007 or the first six months of fiscal 2008 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as we maintain a valuation allowance that fully offsets our deferred tax assets.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and March 31, 2007.

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

3. LITIGATION

In June 2005, we filed an action in the United States District Court for the Western District of Washington against ProClarity Corporation alleging infringement of our patents. In May 2006, Microsoft Corporation purchased all of the stock of ProClarity Corporation. We had gained information through discovery in the case against ProClarity and information garnered through various other means that led us to believe Microsoft Corporation had undertaken specific acts which constituted a material breach of the patent license between Timeline and Microsoft (the “1999 Agreement”). On June 28, 2007, we filed an action in King County Superior Court on the alleged breaches under the 1999 Agreement.  On June 1, 2007, we also filed an action in King County Superior Court on a companion claim against Microsoft for breach of a separate 1995 agreement between Timeline and Microsoft. On October 15, 2007, we reached a settlement agreement with Microsoft Corporation and ProClarity Corporation on both our patent infringement lawsuit filed against Microsoft and ProClarity and our breach of contract lawsuit filed against Microsoft, as further described in Footnote 4, Subsequent Events.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under our patents or our intellectual property rights generally.

4. SUBSEQUENT EVENTS

On October 15, 2007, we entered into a Confidential Settlement Agreement with Microsoft Corporation and ProClarity Corporation in settlement of our patent infringement lawsuit filed against Microsoft and ProClarity and our breach of contract lawsuit filed against Microsoft. Also on October 15, 2007, in connection with the Settlement Agreement, we entered into a Confidential Patent License Agreement with Microsoft.

Under the Settlement Agreement, Microsoft paid us a one-time payment of $5,000,000 as consideration for entering into the Settlement Agreement and the Patent License Agreement. The net proceeds to us from this amount will be reduced by payment of our 45% contingent attorneys’ fees and other expenses of the litigation.

Effective October 1, 2007, we entered into an amendment of our lease agreement for office space to extend the lease for eight months to May 31, 2008 and increase our base rent $170.80 per month.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2007, under the caption “Risk Factors.” When used in this Report, the words "anticipate," "believe," "intend," "may," “could,” “should,” ”would,” "will," "expect," “future,” “continue,” and variations of such words and similar expressions as they relate to our business are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Risk Factors” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

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

Our consolidated financial statements for the quarter and six months ended September 30, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $231,747 for the quarter and $716,792 for the six-month period ending September 30, 2007. Subsequent to September 30, 2007, we settled our lawsuits against ProClarity Corporation and Microsoft Corporation. Under the settlement agreement, Microsoft agreed to pay us a one-time payment of $5,000,000 and we entered into a patent license agreement with Microsoft. The net proceeds to us from this amount will be reduced by payment of our 45% contingent attorneys’ fees and other expenses of the litigation.* With the net proceeds from this settlement, we believe that our current cash and cash equivalents, and any net cash provided by operations are sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.*

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the then remaining life of the respective patents, which had an initial life of 20 years. In the case of maintenance fees to renew our registration of a patent in a particular jurisdiction, the fee would then be amortized over the remaining portion of the original 20 year grant.* Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.* At September 30, 2007, such a write-off would reduce our total assets by approximately $258,000. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, including property and equipment and capitalized patents, whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Our judgments regarding the existence of impairment indicators are based on legal factors and market conditions. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.* Such an adjustment would have no effect on our current cash.*

RESULTS OF OPERATIONS

Results of Operations

Revenue/Gross Loss

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Patent license revenue	$—	$—	N/A	$—	$—	N/A
Patent amortization expense	(7,631)	(7,358)	4%	(15,205)	(14,607)	4%
Gross loss	$(7,631)	$(7,358)	4%	$(15,205)	$(14,607)	4%

We received no revenues during the first two quarters of fiscal 2008 or fiscal 2007. Patent license revenue is very sporadic. Because of our litigation against ProClarity Corporation and Microsoft Corporation, since December 2005 we have not been successful in entering into new patent license agreements with third parties and we anticipated that this would continue until the litigation we instituted against ProClarity Corporation was resolved. Subsequent to the end of the September 30, 2007 quarter, on October 15, 2007 we settled the lawsuits with ProClarity and Microsoft. The settlement includes a patent license in favor of Microsoft, which provides a license for essential steps provided by Microsoft in any infringement of our patents when a Microsoft product is used in combination with a third party product. Consequently, many third party applications that are used in combination with a Microsoft product will not be required to obtain further patent licenses from Timeline.

Although the patent license with Microsoft reduces the number of potential third-party infringers of our patents, we do intend to continue to pursue patent license agreements during the remainder of fiscal 2008 and beyond either directly or in conjunction with a third party as a joint venture or partnership.* A number of favorable judicial decisions made during the course of litigation with ProClarity helped clarify the breadth of our patent coverage and the strength of our patents against any third party challenges to their validity. Additionally, we are considering the viability of an outright sale of the patents in combination with a liquidation or sale of the corporation. No definitive decision has been made in this regard as additional research is needed for our Board of Directors’ consideration.

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance. We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees. Once a patent is granted, we also capitalize the expense of maintaining our registration in the various countries. These costs are amortized over the remaining life of the various patents on a straight line basis. The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under “Operating Expense” below. Patent amortization expenses for the first quarter and six-month period of fiscal 2008 increased by 4%, respectively, over the comparable periods in fiscal 2007 due to additional patent-related fees incurred during the last twelve months and added to the amortizable base.

Operating Expense

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

General & administrative	$42,688	$80,527	(47%)	$69,572	$158,674	(56%)
Patent expense	189,056	48,722	288%	615,675	79,408	675%
Depreciation	338	338	(0%)	677	709	(5%)
Discount on note receivable	—	—	N/A	40,000	—	N/A
Total operating expense	$232,082	$129,587	79%	$725,924	$238,791	204%

Expenses of operations in all periods reflect costs associated with patent litigation, pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity. We have attempted to streamline administrative expenses in all categories of general and administrative expense and achieved savings in this regard are reflected in lower costs in the first quarter and six months of fiscal 2008. We expect our general and administrative expense in future periods to increase somewhat due to the payment of some incentive compensation triggered by the result of the settlement of the lawsuits against ProClarity and Microsoft.*

Patent expense includes the costs of litigation, which mainly consist of expert witness fees, travel and reporting costs associated with depositions, and document production costs. Due to the fact litigation activity increased during fiscal 2008 as we approached trial, expenses related to the patents increased dramatically over those experienced in fiscal 2007. This higher rate of expense continued into the third quarter of fiscal 2008, and we will record a large contingency attorney fee payment amounting to $2,250,000 in the quarter ending December 31, 2007.* Thereafter, we expect lower costs in future quarters until and unless we institute additional litigation.* While that is not our preferred approach, recent decisions in the U.S. Supreme Court and the Federal Circuit Courts make it very difficult to even discuss patent licensing with potential infringers prior to filing a lawsuit. These decisions likely mean the cost of licensing patents will increase dramatically industry wide and the federal court system will become increasingly jammed with such litigation.*

Depreciation expense decreased slightly in the six months ended September 30, 2007 as compared to 2006.

Other Income and Expense

Other income and expense generated net income of approximately $8,000 in the first quarter and $24,000 in the first six months of fiscal 2008 and consisted entirely of interest income. This compared to income of approximately $27,000 in the first quarter and $53,000 in the first six months of fiscal 2007. The decrease was due to lower cash balances in our interest-bearing accounts.

Income Tax

No income tax expense was recorded in the comparable three-month and six-month periods of either fiscal 2008 or fiscal 2007. All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had net working capital of approximately $211,000. Additionally, as of September 30, 2007, our cash and cash equivalents were approximately $226,000 compared to cash and cash equivalents of approximately $785,000 as of March 31, 2007. This decrease was due to increased expenses during the quarter primarily from our patent litigation and no patent license revenue.

At September 30, 2007, we held one note receivable from Global Software, Inc. in principal amount totaling $260,000 from the sale of our software operations to them during fiscal 2006. This note receivable plus accrued and unpaid interest is payable on August 31, 2008. The promissory note bears interest at a rate of 6% per annum, and is a general unsecured obligation of Global. The note is subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement. As of September 30, 2007, Global had not made any indemnification or other set-off claims against us.

We had no accounts receivable at September 30, 2007 or March 31, 2007.

Total liabilities were approximately $305,000 at September 30, 2007 compared to approximately $430,000 at March 31, 2007. The decrease in total liabilities is attributable to decreases in accounts payable and accrued expenses.

As described in Footnote 7, Subsequent Events, to our financial statements, as a result of the Settlement Agreement regarding our lawsuits against ProClarity and Microsoft and receipt of the payment of $5,000,000, we believe that our current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2008.*

Risk Factors

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

On October 15, 2007, we entered into a Confidential Settlement Agreement with Microsoft Corporation and ProClarity Corporation in settlement of both our patent infringement lawsuit filed against Microsoft and ProClarity and our breach of contract lawsuit filed against Microsoft. Also on October 15, 2007, in connection with the Settlement Agreement, we entered into a Confidential Patent License Agreement with Microsoft. The effective date for both the Settlement Agreement and the Patent License Agreement is October 16, 2007.

Item 6. Exhibits

Exhibits:

10.1	Confidential Settlement Agreement, effective October 16, 2007, between Timeline, Inc., Microsoft Corporation and ProClarity Corporation.

10.2	Confidential Patent License Agreement, effective October 16, 2007, between Timeline, Inc. and Microsoft Corporation.

31.1	Certification of Charles R. Osenbaugh, President, Chief Executive Officer and Chief Financial Officer of Timeline, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Timeline, Inc. (Registrant)

Date: November 13, 2007	By:	/s/ Charles R. Osenbaugh
Charles R. Osenbaugh President/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.