Form 10QSB
period 2007-12-31
TIMELINE INC
filed 2008-02-11
CIK 909736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007	Commission File Number 1-13524

TIMELINE, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1590734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 30, 2008
Common Stock, $.01 Par Value	4,190,798

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TIMELINE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of,
	2007 (Unaudited)	March 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,558,184	$784,635
Note receivable	274,403	-
Prepaid expenses and other	2,876	59,469
Total current assets	2,835,463	844,104

Property and equipment, net of accumulated depreciation of $19,956 and $18,943	1,663	2,676

Capitalized patents, net of accumulated amortization of $161,328 and $138,310	255,541	265,118

Long-term notes receivable	-	505,609

Other assets	2,621	2,450

Total assets	$3,095,288	$1,619,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,101	$346,436
Accrued expenses	118,943	83,655
Total current liabilities	141,044	430,091

Total liabilities	141,044	430,091

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,190,998 shares issued and outstanding	41,910	41,910
Additional paid-in capital	10,584,396	10,584,396
Accumulated deficit	(7,672,062)	(9,436,440)
Total shareholders’ equity	2,954,244	1,189,866
Total liabilities and shareholders’ equity	$3,095,288	$1,619,957

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2007 and 2006
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
REVENUE:
Patent license	$5,000,000	$-	$5,000,000	$-
Consulting and other	-	-	-	-
Total revenues	5,000,000	-	5,000,000	-

COST OF REVENUES:
Patent license	7,813	7,386	23,018	21,993
Total cost of revenues	7,813	7,386	23,018	21,993
Gross income (loss)	4,992,187	(7,386)	4,976,982	(21,993)

OPERATING EXPENSES:
General and administrative	132,731	144,768	202,303	303,442
Patents	2,401,636	103,838	3,017,312	183,246
Depreciation	338	338	1,013	1,047
Discount on note receivable	-	-	40,000	-
Total operating expenses	2,534,705	248,944	3,260,628	487,735
Income (loss) from operations	2,457,482	(256,330)	1,716,354	(509,728)

OTHER INCOME:
Interest income and other	23,688	24,975	48,024	77,972
Total other income	23,688	24,975	48,024	77,972

Income (loss) from operations before income taxes	2,481,170	(231,355)	1,764,378	(431,756)

Provision for income tax	-	-	-	-
Net income (loss)	$2,481,170	$(231,355)	$1,764,378	$(431,756)

Basic net income (loss) per share from operations	$0.59	$(0.06)	$0.42	$(0.10)
Diluted net income (loss) per share	$0.59	$(0.06)	$0.42	$(0.10)
Shares used in calculation of basic and diluted net income (loss) per share	4,190,998	4,190,998	4,190,998	4,190,998

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

TIMELINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,764,378	$(431,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,032	23,040
Discount on note receivable	40,000	-
Stock-based compensation	-	5,950
Changes in operating assets and liabilities:
Prepaid expenses and other	56,593	44,429
Accounts payable	(324,335)	39,134
Accrued expenses and other	35,288	37,745
Interest from note receivable	(8,795)	(45,000)
Other assets	(171)	-
Net cash used in operating activities	1,586,990	326,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in capitalized software and patents	(13,441)	(10,207)
Proceeds from note receivable	200,000	-
Net cash from (used in) investing activities	186,559	(10,207)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,773,549	(336,665)

CASH AND CASH EQUIVALENTS, beginning of period	784,635	1,158,172

CASH AND CASH EQUIVALENTS, end of period	$2,558,184	$821,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

TIMELINE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. THE COMPANY

Organization

The accompanying consolidated financial statements are of Timeline, Inc. and subsidiaries. Timeline, which is headquartered in Seattle, Washington, licenses intellectual property protected by patents granted by the U.S. Patent and Trademark Office and eight other countries.

Operations

We are in the business of licensing our intellectual property which consists of a portfolio of patents granted in nine different countries consisting of the United States of America, Australia, Canada, China, Hong Kong, Israel, Korea, Mexico and Singapore. At December 31, 2007, this line of business had generated approximately $19.8 million in total patent license fees since March 1998. However, patent licensing tends to be very litigious in nature and, as such, revenue generation has been and is expected to continue to be sporadic.

As of December 31, 2007, we had net working capital of approximately $2,694,000 and had an accumulated deficit of approximately $7,672,000 with total shareholders’ equity of approximately $2,954,000. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern. Our auditors for fiscal year ended March 31, 2007, added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern. In October 2007, we settled our patent litigation against ProClarity Corporation and we believe that our current cash and cash equivalents, and any net cash provided by operations are sufficient to meet anticipated cash needs for working capital and capital expenditures into fiscal 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying consolidated financial statements are unaudited, but in our opinion the financial statements include all adjustments necessary to state fairly the financial information set forth in this report in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Basis of Presentation

Our subsidiaries, all wholly-owned, did not generate any revenue or expense for the quarter ended December 31, 2007.

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

Net Income (Loss) per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 250,000 stock options and 7,500 warrants of common stock equivalents outstanding at December 31, 2007. Basic earnings per share and diluted earnings per share are the same because under the treasury stock method of calculating diluted earnings per share, the options and warrants would be antidilutive.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value method of accounting for stock-based compensation as required under SFAS No. 123R and also elected to use the modified prospective method of transition. As a result, an expense of $5,950 was recorded to reflect the unvested portion of previously granted stock options which vested over the first seven months of fiscal 2007. No new options were granted during fiscal 2007 or the first nine months of fiscal 2008 and, while the expense noted above is fully reflected in the statements, no current deferred tax benefit associated with the subject stock options was recorded as we maintain a valuation allowance that fully offsets our deferred tax assets.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and March 31, 2007.

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

3. LITIGATION

On October 15, 2007, we entered into a Confidential Settlement Agreement with Microsoft Corporation and ProClarity Corporation in settlement of our patent infringement lawsuit filed against Microsoft and ProClarity and our breach of contract lawsuit filed against Microsoft. Also on October 15, 2007, in connection with the Settlement Agreement, we entered into a Confidential Patent License Agreement with Microsoft. Under the Settlement Agreement, Microsoft paid us a one-time payment of $5,000,000 as consideration for entering into the Settlement Agreement and the Patent License Agreement. The net proceeds to us from this amount were reduced by payment of our 45% contingent attorneys’ fees and other expenses of the litigation.

From time to time, we may pursue litigation against other third parties to enforce or protect our rights under our patents or our intellectual property rights generally.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to business strategies, future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated, including the risks and uncertainties described below, as well as in our annual report on Form 10-KSB for the year ended March 31, 2007, under the caption “Risk Factors.” When used in this Report, the words "anticipate," "believe," "may," “could,” “should,” ”would,” "will," "expect," “future,” and variations of such words and similar expressions as they relate to our business are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Risk Factors” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. To facilitate readers in identifying forward-looking statements in this Report, we have attempted to mark sentences containing such statements with a single asterisk and paragraphs containing only forward-looking statements with double asterisks. However, no assurance can be made all such statements have been identified and marked. Therefore, readers are urged to carefully review and consider the various disclosures made in this report and in our other reports previously filed with the Securities and Exchange Commission (the "SEC"), including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business.

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

Our consolidated financial statements for the quarter and nine months ended December 31, 2007 have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our auditors for fiscal year ended March 31, 2007, added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern. In October 2007, we settled our lawsuits against ProClarity Corporation and Microsoft Corporation. Under the settlement agreement, Microsoft paid us a one-time license fee of $5,000,000 and we entered into a patent license agreement with Microsoft. The net proceeds to us from this amount were reduced by payment of our 45% contingent attorneys’ fees and other expenses of the litigation. With the net proceeds from this settlement, we believe that our current cash and cash equivalents, and any net cash provided by operations are sufficient to meet anticipated cash needs for working capital and capital expenditures into fiscal 2009.*

With the settlement of our lawsuits against ProClarity Corporation and Microsoft Corporation, we have recently, under the direction of our Board of Directors, undertaken a review of our options for the future, including whether to continue licensing our patents either directly or in conjunction with a joint venture partner, or whether we can reasonably sell the patents outright; most likely to an entity with the finances and wherewithal to aggressively pursue litigation, if necessary, to maximize the commercial value of the patents. Finally, we are also soliciting potential merger partners who may value the public entity and patents. Of course, the benchmarks against which we must compare these alternative strategies, assuming we have options, is simple liquidation or continuing to license the patents directly. All of these efforts at identifying possible options are intended to allow our Board to decide the best approach going forward to maximize return to our shareholders. No definitive decision has been made in this regard as additional research and completion of various discussions with third parties is needed for our Board of Directors’ consideration.

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

Capitalized Patents

We capitalize the direct out-of-pocket costs to obtain patents on our technology. Such costs are amortized over the then remaining life of the respective patents, which had an initial life of 20 years. In the case of maintenance fees to renew our registration of a patent in a particular jurisdiction, the fee would then be amortized over the remaining portion of the original 20 year grant.* Should we determine that we will not be able to generate future revenues as a result of a patent, we would need to write off the remaining capitalized value of the patent in the period we determine that the patent is impaired.* At December 31, 2007, such a write-off would reduce our total assets by approximately $256,000. It would have no effect on cash. Costs of defending our patents are expensed as incurred, which, depending on the nature and complexity of the legal defense strategy, could materially impact our results of operations in any given period.*

Impairment of Long-Lived Assets

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

RESULTS OF OPERATIONS

Results of Operations

Revenue/Gross Loss

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change

Patent license revenue	$5,000,000	$-	N/A	$5,000,000	$-	N/A
Patent amortization expense	(7,813)	(7,386)	6%	(23,018)	(21,993)	5%
Gross income (loss)	$4,992,187	$(7,386)	N/A	$4,976,982	$(21,993)	N/A

Our sole source of revenue, other than interest, is from patent license revenue. We received no revenues during the first three quarters of fiscal 2007 and the first two quarters of fiscal 2008. Revenue received in the fiscal quarter ended December 31, 2007 (third quarter of fiscal 2008) was a one-time payment of $5,000,000 from our patent license agreement with Microsoft Corporation.

Patent amortization expenses consist of amortization of capitalized costs of patent acquisition, filing and maintenance. We capitalize the cost of procuring patents, which mainly consists of attorneys’ and filing fees. We also capitalize the expense of maintaining our registration in the various countries in which the patent has been granted. These costs are amortized over the remaining life of the various patents on a straight line basis. The costs associated with litigation or negotiation of patent licenses with third parties is separately accounted for as “patent expenses” under “Operating Expense” below. Patent amortization expenses for the third quarter and nine-month period of fiscal 2008 increased slightly over the comparable periods in fiscal 2007 due to additional patent-related fees incurred during the last twelve months which added to the amortizable base.

Operating Expense

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change

General & administrative	$132,731	$144,768	(8)%	$202,303	$303,442	(33)%
Patent expense	2,401,636	103,838	N/A	3,017,312	183,246	N/A
Depreciation	338	338	(0)%	1,013	1,047	(3)%
Discount on note receivable	-	-	N/A	40,000	-	N/A
Total operating expense	$2,534,705	$248,944	918%	$3,260,628	$487,735	568%

Expenses of operations in all periods reflect costs associated with patent litigation, pursuing licenses of the patents and the costs of maintaining the public entity.

General and administrative expense consists of salaries, legal and accounting fees, rent, insurance and other expenses associated with maintaining the corporate entity. We have attempted to streamline administrative expenses in all categories of general and administrative expense and achieved savings in this regard are reflected in lower costs in the third quarter and nine months of fiscal 2008. We expect our general and administrative expense in future periods to remain relatively constant. *

Patent expense includes the costs of litigation, which in the third quarter of fiscal 2008 mainly consist of attorneys’ fees. We settled our lawsuits with Microsoft and ProClarity after the opening day of trial, on October 15, 2007, and the costs for the third quarter of fiscal 2008 include payment of our 45% contingent attorneys’ fees from our settlement. Additional costs reflected in patent expense include expert witness fees, travel and reporting costs associated with depositions, and document production costs. Due to the fact litigation activity increased during fiscal 2008 as we approached trial in October, expenses related to the patents increased dramatically over those experienced in fiscal 2007.

Patent expense in future quarters will depend in large part on whether we institute additional litigation.* While that is not our preferred approach, recent decisions in the U.S. Supreme Court and the Federal Circuit Courts make it very difficult to even discuss patent licensing with potential infringers prior to filing a lawsuit. These decisions likely mean the cost of licensing patents will increase dramatically industry wide and the federal court system will become increasingly jammed with such litigation.*

Depreciation expense decreased slightly in the nine months ended December 31, 2007 as compared to 2006.

Other Income and Expense

Other income and expense generated net income of approximately $24,000 in the third quarter and $48,000 in the first nine months of fiscal 2008 and consisted entirely of interest income. This compared to income of approximately $25,000 in the third quarter and $78,000 in the first nine months of fiscal 2007. The decrease was due to lower cash balances in our interest-bearing accounts through the majority of the nine months of fiscal 2008.

Income Tax

No income tax expense was recorded in the comparable three-month and nine-month periods of either fiscal 2008 or fiscal 2007. All income or loss is offset by appropriate adjustments to the valuation allowance of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had net working capital of approximately $2,694,000. Additionally, as of December 31, 2007, our cash and cash equivalents were approximately $2,558,000 compared to cash and cash equivalents of approximately $785,000 as of March 31, 2007. This increase was due to patent license revenue generated during the quarter.

At December 31, 2007, we held one note receivable from Global Software, Inc. in principal amount totaling $260,000 from the sale of our software operations to them during fiscal 2006. This note receivable plus accrued and unpaid interest is payable on August 31, 2008. The promissory note bears interest at a rate of 6% per annum, and is a general unsecured obligation of Global. The note is subject to set off in the event of indemnification claims or other claims by Global against us under the Asset Purchase Agreement. As of December 31, 2007, Global had not made any indemnification or other set-off claims against us.

We had no accounts receivable at December 31, 2007 or March 31, 2007.

Total liabilities were approximately $141,000 at December 31, 2007 compared to approximately $430,000 at March 31, 2007. The decrease in total liabilities is attributable to decreases in accounts payable and accrued expenses.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB and has determined that such disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there have been no material changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Timeline, Inc.
(Registrant)

Date: February 8, 2008	By:	/s/ Charles R. Osenbaugh
Charles R. Osenbaugh
President/Chief Executive Officer/Chief Financial Officer

Signed on behalf of registrant and as principal financial officer.